Form 10-K/A
period 2020-12-31
Fintech Acquisition Corp V
filed 2021-05-14
CIK 1829328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A common stock was not publicly traded. Accordingly, there was no market value for the registrant’s Class A common stock on such date.

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

EXPLANATORY NOTE

FinTech Acquisition Corp. V (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 1” or the “Amendment”), or this Annual Report, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021 (the “Original Filing”), to restate our financial statements as of and for the year ended December 31, 2020. We are also restating the financial statement as of December 8, 2020 (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Annual Report.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the SEC Warrant Accounting Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement on our financial statements).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 14, 2021, the Company's management and the Audit Committee of the Company's board of directors (the "Audit Committee"), after consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error. The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

The Company has not amended its previously filed Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company's management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal controls over financial reporting solely related to the accounting for warrants described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after March 30, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

v

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of the initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate until December 8, 2022, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

●	The grant of registration rights to our initial stockholders and purchasers of the private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

●	Past performance by our management team may not be indicative of future performance of an investment in us.

●	We may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	We have identified a material weakness in our internal control over financial reporting.

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination.

●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

●	There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

●	Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

PART I

Item 1.	BUSINESS

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Warrant Accounting Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Warrant Accounting Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Warrant Accounting Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non- cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants, see Note 2 to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated them. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the year ended December 31, 2020, we had a net loss of $1,804,534, which consists of operating costs of $105,760, a change in the fair value of warrant liabilities of $1,277,733 and transaction costs attributable to the Initial Public Offering of $422,617, offset by interest income on investments held in the Trust Account of $1,576.

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

For the year ended December 31, 2020, cash used in operating activities was $548,774. Net loss of $1,804,534 was affected by interest earned on investments held in the Trust Account of $1,576, a change in the fair value of warrant liabilities of $1,277,733 and transaction costs attributable to the Initial Public Offering of $422,617, payments of operating costs through promissory notes of $425, and changes in operating assets and liabilities, which used $443,439 of cash from operating activities.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the private warrants and a binomial / lattice model for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Restatement of Previously Issued Financial Statements

On May 11, 2021, we revised our prior position on accounting for our Public Warrants and Private Placement Warrants. We restated our financial statements to reclassify the Company's Public Warrants and Private Placement Warrants, as described in the Explanatory Note of this Amendment. The non-cash adjustments to the financial statements did not impact the previously reported amounts for cash and cash equivalents, total assets, revenue, total stockholders' equity, or cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 3, 2020, between the Company and Cantor Fitzgerald & Co. (1)
2.1	Agreement and Plan of Merger, dated March 16, 2021, by and among the Company, eToro Group Ltd and Buttonwood Merger Sub Corp.(3)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 4, 2020(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated December 3, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
4.5**	FinTech Acquisition Corp. V Description of Securities
10.1	Letter Agreement, dated December 3, 2020, by and among the Company and certain security holders, officers and directors of the Company(1)
10.2	Administrative Services Agreement, dated December 3, 2020, between the Company and FinTech Masala, LLC(1)
10.3	Unit Subscription Agreement, dated December 3, 2020 between the Company and FinTech Investor Holdings V, LLC(1)
10.4	Investment Management Trust Agreement, dated December 3, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
10.5	Registration Rights Agreement, dated December 3, 2020, between the Company and certain security holders of the Company(1)
10.6	Form of Indemnity Agreement(2)
10.7	Promissory Note for expenses prior to initial public offering from FinTech Investor Holdings V, LLC to Registrant(2)
14.1	Code of Business Conduct and Ethics(2)
21.1**	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

 ** Previously filed

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2020
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-249646)
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021.

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP. V

Dated: May 14, 2021	/s/ Daniel G. Cohen
Daniel G. Cohen Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	Chief Executive Officer	May 14, 2021
Daniel G. Cohen	(Principal Executive Officer)

/s/ Douglas Listman	Chief Financial Officer	May 14, 2021
Douglas Listman	(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. McEntee, III	President	May 14, 2021
James J. McEntee, III

/s/ Betsy Z. Cohen	Chairman of the Board	May 14, 2021
Betsy Z. Cohen

/s/ Laura S. Kohn	Director	May 14, 2021
Laura S. Kohn

/s/ Jan Rock Zubrow	Director	May 14, 2021
Jan Rock Zubrow

/s/ Brittain Ezzes	Director	May 14, 2021
Brittain Ezzes

/s/ Lesley Goldwasser	Director	May 14, 2021
Lesley Goldwasser

FINTECH ACQUISITION CORP. V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Fintech Acquisition Corp. V

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fintech Acquisition Corp. V (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020, and the period from April 22, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the period from April 22, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement and determined that the warrants and warrant-related instruments should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants and warrant-related instruments.

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

New York, New York

May 14, 2021

FINTECH ACQUISITION CORP. V

BALANCE SHEETS

	December 31,
	2020	December 31,
	(as restated)	2019

ASSETS
Current assets
Cash	$1,054,211	$—
Prepaid expenses	503,683	—
Total Current Assets	1,557,894	—

Marketable securities held in Trust Account	250,001,576	—
TOTAL ASSETS	$251,559,470	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$61,669	$1,425
Total Current Liabilities	61,669	1,425

Warrant liabilities	17,304,801	—
Deferred underwriting fee payable	10,640,000	—
TOTAL LIABILITIES	28,006,470	1,425

Commitments and Contingencies

Class A common stock subject to possible redemption, 21,855,299 and no shares as of December 31, 2020 and 2019, respectively (at $10.00 per share)	218,552,990	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,784,701 and none issued and outstanding (excluding 21,855,299 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	378	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,546,667 and 8,570,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	855	857
Stock subscription receivable	—	(25,000)
Additional paid-in capital	6,804,736	24,143
Accumulated deficit	(1,805,959)	(1,425)
Total Stockholders’ Equity	5,000,010	(1,425)
Total Liabilities and Stockholders’ Equity	$251,559,470	$—

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF OPERATIONS

	Year Ended December 31	For the Period from April 22, 2019 (inception) Through
	2020	December 31,
	(as restated)	2019
Formation and operating costs	$105,760	$1,425
Loss from operations	(105,760)	(1,425)

Other income (expense):
Change in fair value of warrant liabilities	(1,277,733)	—
Transaction costs allocated to warrant liabilities	(422,617)	—
Interest earned on marketable securities held in Trust Account	1,576	—
Other expense, net	(1,698,774)	—

Loss before income taxes	(1,804,534)	(1,425)
Provision for income taxes	—	—
Net loss	$(1,804,534)	$(1,425)

Weighted average shares outstanding of Class A redeemable common stock	25,000,000	—
Basic and diluted net loss per share, Class A redeemable common stock	$0.00	$—

Weighted average shares outstanding of Class B non-redeemable common stock	7,587,543	7,480,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.24)	$(0.00)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock (1)		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance – April 22, 2019	—	$—	—	$—	$—	$—	$—	$—

Issuance of Class B common stock to sponsor	—	—	8,570,000	857	24,143	(25,000)	—	—

Net loss	—	—	—	—	—		(1,425)	(1,425)

Balance – December 31, 2019	—	—	8,570,000	857	24,143	(25,000)	(1,425)	(1,425)

Collection of stock subscription receivable from stockholder	—	—	—	—	—	25,000	—	25,000

Sale of 25,000,000 Units, net of underwriting discount, offering costs and public warrant liabilities	25,000,000	2,500	—	—	219,375,192	—	—	219,377,692

Sale of 640,000 Private Placement Units, net of private warrant liabilities	640,000	64	—	—	5,956,203	—	—	5,956,267

Forfeiture of founder shares	—	—	(23,333)	(2)	2	—	—	—

Change in value of Class A common stock subject to possible redemption	(21,855,299)	(2,186)	—	—	(218,550,804)	—	—	(218,552,990)

Net loss	—	—	—	—	—	—	(1,804,534)	(1,804,534)
Balance – December 31, 2020 (as restated)	3,784,701	$378	8,546,667	$855	$6,804,736	$—	$(1,805,959)	$5,000,010

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from April 22, 2019 (Inception) Through December 31,
	2020 (as restated)	2019
Cash Flows from Operating Activities:
Net loss	$(1,804,534)	$(1,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid through promissory note	425	—
Change in fair value of warrant liabilities	1,277,733	—
Transaction costs allocable to warrant liabilities	422,617	—
Interest earned on marketable securities held in trust	(1,576)	—
Formation costs and expense paid by Sponsor	—	1,425
Changes in operating assets and liabilities:
Prepaid expenses	(503,683)	—
Accounts payable and accrued expenses	60,244	—
Net cash used in operating activities	(548,774)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)	—
Net cash used in investing activities	(250,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,640,000	—
Proceeds from sale of Private Placement Units	6,400,000	—
Repayment of promissory note – related party	(45,365)	—
Payment of offering costs	(391,650)	—
Net cash provided by financing activities	251,602,985	—

Net Change in Cash	1,054,211	—
Cash – Beginning of period	—	—
Cash – End of period	$1,054,211	$—

Supplemental cash flow information:
Offering costs included in accrued offering costs	$—	$—

Non-cash investing and financing activities:
Offering costs paid through promissory note	$44,940	$—
Initial classification of Class A common stock subject to possible redemption	$219,934,642	—
Change in value of Class A common stock subject to possible redemption	$(1,381,652)	$—
Subscription receivable	—	25,000
Offering costs paid by Sponsor to satisfy the stock subscription receivable	$25,000	$—
Deferred underwriting fee payable	$10,640,000	$—
Initial classification of warrant liabilities	$17,304,801	$—

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

The registration statement for the Company’s Initial Public Offering was declared effective on December 3, 2020. On December 8, 2020, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 640,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to FinTech Investor Holdings V, LLC, that closed simultaneously with the Initial Public Offering, generating gross proceeds of $6,400,000, which is described in Note 5. The manager of FinTech Investor Holdings V, LLC is Cohen Sponsor Interests V, LLC.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of the Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 and 2019

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, FinTech Investor Holdings V, LLC and FinTech Masala Advisors V, LLC (collectively, the “Sponsor”) and the Company’s officers and directors (together with the Sponsor, the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 6), the shares of Class A common stock included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination.

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

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (i) that would modify the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (as discussed in Note 7). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s amended and restated certificate of incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Insiders have agreed to vote any Founder Shares, Private Placement Shares and any Public Shares held by them in favor of any such amendment.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Warrant Accounting Statement”). Specifically, the SEC Warrant Accounting Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Warrant Accounting Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in the Trust Account, operating expenses, or cash.

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 and 2019

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of December 8, 2020
Warrant Liabilities	$—	$16,027,068	$16,027,068
Total Liabilities	10,640,697	16,027,068	26,667,765
Class A Common Stock Subject to Possible Redemption	235,961,710	(16,027,068)	219,934,642
Class A Common Stock	204	161	365
Additional Paid-in Capital	5,000,004	422,456	5,423,097
Retained Earnings (Accumulated Deficit)	(1,696)	(422,617)	(424,313)
Number of Class A common stock subject to redemption	23,596,171	(1,602,707)	21,993,464

Balance sheet as of December 31, 2020
Warrant Liabilities	$—	$17,304,801	$17,304,801
Total Liabilities	10,701,669	17,304,801	28,006,470
Class A Common Stock Subject to Possible Redemption	235,857,800	(17,304,810)	218,552,990
Class A Common Stock	205	173	378
Additional Paid-in Capital	5,104,550	1,700,186	6,804,736
Retained Earnings (Accumulated Deficit)	(105,609)	(1,700,350)	(1,805,959)
Total Stockholders’ Equity	5,000,001	9	5,000,010
Number of Class A common stock subject to redemption	23,585,780	(1,730,481)	21,855,299

Statement of Operations for the Year Ended December 31, 2020
Change in fair value of warrant liabilities	—	(1,277,733)	(1,277,733)
Offering costs associated with warrants recorded as liabilities	—	422,617	422,617
Net loss	$(104,184)	$(1,700,350)	$(1,804,534)
Basic and diluted weighted average shares outstanding, Class A redeemable common stock	25,000,000	—	25,000,000
Basic and diluted net income per share, Class A redeemable common stock	0.00	—	0.00
Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable common stock	7,587,543	—	7,587,543
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.01)	(0.23)	(0.24)

Statement of Cash Flows for the Year Ended December 31, 2020
Net loss	$(104,184)	$(1,700,350)	$(1,804,534)
Change in fair value of warrant liabilities	—	(1,277,733)	(1,277,733)
Transaction costs attributable to Initial Public Offering	—	(422,617)	(422,617)
Initial classification of Class A common stock subject to redemption	235,961,710	(16,027,068)	219,934,642
Change in value of Class A common stock subject to possible redemption	(103,910)	(1,277,742)	(1,381,652)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 21,855,299 Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expenses as incurred, presented as non-operating expenses in the as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $15,461,590, of which $15,038,973 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $422,617 were charged to the statement of operations.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 and 2019

Net Loss Per Common Share

Net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 8,456,667 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from April 22, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$1,576	$—
Income and Franchise Tax	(1,576)	—
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,000,000	—
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(1,804,534)	$(1,425)
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(1,804,534)	$(1,425)
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted (1)	7,587,543	8,570,000
Loss/Basic and Diluted Non-Redeemable Class A and Class B Common Stock	$(0.24)	$0.00

(1)	The weighted average non-redeemable common stock for the year ended December 31, 2020 includes the effect of 640,000 Private Units, which were issued in conjunction with the initial public offering on December 8, 2020.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2019, the Company issued an aggregate of 1,000 shares of common stock to FinTech Investor Holdings V, LLC (the “Founder Shares”) for an aggregate purchase price of $25,000. FinTech Investor Holdings V, LLC paid for certain offering costs on behalf of the Company in October 2020 in lieu of remitting payment for the purchase of the Founder Shares to the Company.

In October 2020, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B, and to convert the outstanding Founder Shares into shares of Class B common stock. The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8. Additionally, the Company completed an approximate 8,455-for-1 forward stock split of its common stock and a share dividend of 1.01360142. As a result of these transactions, the Sponsor held 8,570,000 Founder Shares, of which 1,090,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares would represent 25% of the Company’s aggregate Founder Shares, Private Placement Shares and issued and outstanding Public Shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of their remaining over-allotment option, 23,333 Founder Shares were forfeited and 1,066,667 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 8,546,667 Founder Shares issued and outstanding.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

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

Class A Common Stock — On October 13, 2020, the Company filed an amendment to its Certificate of Incorporation, pursuant to which it is now authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 2,054,220 shares of Class A common stock issued and outstanding, excluding 21,855,299 shares of Class A common stock subject to possible redemption. There were no Class A common stock issued or outstanding at December 31, 2019.

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

NOTE 9. WARRANTS

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the year ended December 31, 2020	For the Period from April 22, 2019 (Inception) Through December 31, 2019

Statutory federal income tax rate	21.0%	—%
Change in fair value of warrant liabilities	(15.0)%	—%
Transaction costs attributable to Initial Public Offering	(5.0)%	—%
Change in valuation allowance	(1.0)%	—%
Income tax provision	(0.00)%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 and 2019

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,001,576

Liabilities:
Warrant Liability – Public Warrants	3	$16,833,335
Warrant Liability – Private Placement Warrants	3	$471,466

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was 80%, which was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants will be used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At December 8, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$9.72	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.4	5.4
Volatility	35.0%	35.0%
Risk-free rate	0.4%	0.4%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2020	$—	$—	$—
Initial measurement on December 8, 2020	443,733	15,583,335	16,027,068
Change in fair value	27,733	1,250,000	1,277,733
Fair value as of December 31, 2020	$471,466	$16,833,335	$17,304,801

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020. Following the detachment of the warrants from the Units on January 25, 2021, the Public Warrants were transferred from Level 3 to Level 1.

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 and 2019

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2 (Restatement of Previously Issued Financial Statements), the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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