Form 10-K/A
period 2020-12-31
Fintech Acquisition Corp V
filed 2021-05-18
CIK 1829328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

FinTech Acquisition Corp. V (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (this “Amendment”), to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021 (the “Original Filing”), as further amended pursuant to Amendment No. 1 to the Original Filing filed with the SEC on May 14, 2021 (the “Amended Filing”), solely to furnish Exhibit 101 to the Amended Filing in accordance with Rule 405 of Regulation S-T.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing or the Amended Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing, the Amended Filing and the Company’s other filings with the SEC.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 3, 2020, between the Company and Cantor Fitzgerald & Co. (1)
2.1	Agreement and Plan of Merger, dated March 16, 2021, by and among the Company, eToro Group Ltd and Buttonwood Merger Sub Corp.(3)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 4, 2020(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated December 3, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
4.5**	FinTech Acquisition Corp. V Description of Securities
10.1	Letter Agreement, dated December 3, 2020, by and among the Company and certain security holders, officers and directors of the Company(1)
10.2	Administrative Services Agreement, dated December 3, 2020, between the Company and FinTech Masala, LLC(1)
10.3	Unit Subscription Agreement, dated December 3, 2020 between the Company and FinTech Investor Holdings V, LLC(1)
10.4	Investment Management Trust Agreement, dated December 3, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
10.5	Registration Rights Agreement, dated December 3, 2020, between the Company and certain security holders of the Company(1)
10.6	Form of Indemnity Agreement(2)
10.7	Promissory Note for expenses prior to initial public offering from FinTech Investor Holdings V, LLC to Registrant(2)
14.1	Code of Business Conduct and Ethics(2)
21.1**	Subsidiaries of the Registrant
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Previously filed

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2020
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-249646)
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP. V

Dated: May 18, 2021	/s/ Daniel G. Cohen
Daniel G. Cohen Chief Executive Officer (Principal Executive Officer)

2