Form 10-Q
period 2021-06-30
Fintech Acquisition Corp V
filed 2021-08-13
CIK 1829328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 25,640,000 shares of Class A common stock, $0.0001 par value, and 8,546,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

FINTECH ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$310,552	$1,054,211
Prepaid expense and other current assets	393,016	503,683
Total Current Assets	703,568	1,557,894

Marketable securities held in Trust Account	250,013,974	250,001,576
TOTAL ASSETS	$250,717,542	$251,559,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities -
Accounts payable and accrued expenses	$1,632,840	$61,669
Total Current Liabilities	1,632,840	61,669
Warrant liabilities	27,398,134	17,304,801
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	39,670,974	28,006,470

Commitments and Contingencies

Class A common stock subject to possible redemption, 20,604,656 and 21,855,299 shares as of June 30, 2021 and December 31, 2020, respectively (at $10.00 per share)	206,046,560	218,552,990

Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,035,344 and 3,784,701 shares issued and outstanding (excluding 20,604,656 and 21,855,299 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	504	378
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,546,667 shares issued and outstanding at June 30, 2021 and December 31, 2020	855	855
Additional paid-in capital	19,311,040	6,804,736
Accumulated deficit	(14,312,391)	(1,805,959)
Total Stockholders’ Equity	5,000,008	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$250,717,542	$251,559,470

The accompanying notes are an integral part of these condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

General and administrative expenses	$878,089	$2,425,497
Loss from operations	(878,089)	(2,425,497)

Other income (expense):
Change in fair value of warrant liabilities	(6,670,666)	(10,093,333)
Interest earned on marketable securities held in Trust Account	6,233	12,398
Other income (expense), net	(6,664,433)	(10,080,935)

Net loss	$(7,542,522)	$(12,506,432)

Weighted average shares outstanding of Class A redeemable common stock	25,000,000	25,000,000
Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,186,667	9,186,667
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.82)	$(1.36)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	3,784,701	$378	8,546,667	$855	$6,804,736	$(1,805,959)	$5,000,010

Change in value of Class A common stock subject to redemption	496,391	50	-	-	4,963,860	-	4,963,910

Net loss	-	-	-	-	-	(4,963,910)	(4,963,910)
Balance – March 31, 2021 (unaudited)	4,281,092	$428	8,546,667	$855	$11,768,596	$(6,769,869)	$5,000,010

Change in value of Class A common stock subject to redemption	754,252	76	-	-	7,542,444	-	7,542,520

Net loss	-	-	-	-	-	(7,542,522)	(7,542,522)
Balance – June 30, 2021 (unaudited)	5,035,344	$504	8,546,667	$855	$19,311,040	$(14,312,391)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(12,506,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(12,398)
Change in fair value of warrant liabilities	10,093,333
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	110,667
Accounts payable and accrued expenses	1,571,171
Net cash used in operating activities	(743,659)

Net Change in Cash	(743,659)
Cash – Beginning of period	1,054,211
Cash – End of period	$310,552
Supplemental Disclosure of Non-Cash Activities:
Change in value of Class A common stock subject to possible redemption	$(12,506,430)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced operations. All activity through June 30, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and the potential acquisition, with eToro Group Ltd as more fully described in Note 6.

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

JUNE 30, 2021

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

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to the Company to pay its franchise and income taxes and up to $100,000 to pay dissolution expenses, pro rata to the public stockholders by way of redemption of the Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation.

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

JUNE 30, 2021

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

Going Concern and Liquidity

As of June 30, 2020, the Company had $310,552 in its operating bank accounts, $250,013,974 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $929,272. As of June 30, 2020, approximately $13,974 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 14, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 20,604,656 and 21,855,299, respectively, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expenses as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $15,461,590, of which $15,038,973 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $422,617 were charged to the statement of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Net Income (Loss) Per Common Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the partial exercise of the over-allotment option and (iii) the Private Placement Units since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants oustanding to purchase 8,456,667 shares of Class A common stock in the aggregate.

The Company’s unaudited condensed statements of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	6,233	12,398
Less: Income and Franchise Tax	(6,233)	(12,398)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,000,000	25,000,000
Earnings/Basic and Diluted per share, Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(7,542,522)	$(12,506,432)
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(7,542,522)	$(12,506,432)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted (1)	9,186,667	9,186,667
Loss/Basic and Diluted per share, Non-Redeemable Class A and B Common Stock	$(0.82)	$(1.36)

(1)	The weighted average non-redeemable common stock at June 30, 2021 includes the effect of 640,000 Private Placement Units, which were issued in conjunction with the Initial Public Offering on December 8, 2020.

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature other than warrant liabilities (see Note 8). As of June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, FinTech Investor Holdings V, LLC purchased 640,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $6,400,000 in the aggregate in a private placement. Each Private Placement Unit consists of one share of Class A common stock and one-third of one warrant (the “Private Placement Warrant”). Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Administrative Services Agreement

The Company agreed, commencing on December 4, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2021, the Company incurred and paid $60,000 and $120,000 for administrative services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Private Placement Units. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or the close of an initial business combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Merger Agreement

On March 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with eToro Group Ltd., a company organized under the laws of the British Virgin Islands (“eToro”), Buttonwood Merger Sub Corp., a Delaware corporation and a direct, wholly-owned subsidiary of eToro (“Merger Sub”), and the Company, which provides for, among other things, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of eToro (the “Business Combination”). At the closing of the Business Combination and the effective time of the Merger (the “Effective Time”), the stockholders of the Company will receive certain of the common stock, no par value, of eToro (“eToro Common Stock”), and eToro will list as a publicly traded company on Nasdaq and will continue to conduct the social trading platform business conducted by eToro prior to the Business Combination.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Note 7 — Stockholders’ Equity

Preferred Stock — On October 13, 2020, the Company filed an amendment to its certificate of incorporation, pursuant to which it is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On October 13, 2020, the Company filed an amendment to its certificate of incorporation, pursuant to which it is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 5,035,344 shares of Class A common stock issued and outstanding, excluding 20,604,656 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 3,784,701 shares of Class A common stock issued and outstanding, excluding 21,855,299 shares of Class A common stock subject to possible redemption.

Class B Common Stock — On October 13, 2020, the Company filed an amendment to its Certificate of Incorporation, pursuant to which it is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,546,667 shares of Class B common stock issued and outstanding.

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

Note 8 – Warrants Liabilities

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. At June 30, 2021 and December 31, 2020, there were 8,546,667 warrants outstanding (8,333,334 Public Warrants and 213,333 Private Placement Warrants).

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Note 9 — Fair Value Measurements

At June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $250,013,974 and $250,001,576, respectively, in money market funds which are invested primarily in U.S. Treasury Securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,013,974	$250,001,576

Liabilities:
Warrant liabilities – Public Warrants	1	$26,500,002	$-
Warrant liabilities – Public Warrants	3	$-	$16,833,335
Warrant liabilities – Private Placement Warrants	3	$898,132	$471,466

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model. The Private Placement Warrants are considered to be a Level 3 fair value measurement due to the use of unobservable inputs. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was 80% as of December 31, 2020 and 90% as of June 30, 2021, which was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, including June 30, 2021, the closing price of the Public Warrants was used as the fair value as of each relevant date.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The key inputs into the model for the Private Placement Warrants and the Public Warrants were as follows at December 31, 2020 and for the Private Placement Warrants at June 30, 2021:

Input	December 31, 2020	June 30, 2021
Stock price	$10.00	$11.19
Strike price	$11.50	$11.50
Term (in years)	5.4	5.1
Volatility	35.0%	40.0%
Risk-free rate	0.4%	0.9%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value of derivative warrant liabilities as of December 31, 2020	$17,304,801
Change in fair value of derivative warrant liabilities	3,422,667
Transfer to Level 1	(20,000,002)
Fair value of derivative warrant liabilities as of March 31, 2021	$727,468
Change in fair value of derivative warrant liabilities	170,666
Fair value of derivative warrant liabilities as of June 30, 2021	$898,134

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021 other than the transfer of the Public Warrants from Level 3 to Level 1 following the detachment of the Public Warrants from the Units on January 25, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to FinTech Acquisition Corp. V. References to our “management” or our “management team” refer to our officers and certain of our directors. References to our “sponsor” refer collectively to FinTech Investor Holdings V, LLC, a Delaware limited liability company, and FinTech Masala Advisors V, LLC, a Delaware limited liability company.  The manager of each entity is Cohen Sponsor Interests V, LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On March 16, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with eToro Group Ltd., a company organized under the laws of the British Virgin Islands (“eToro”), Buttonwood Merger Sub Corp., a Delaware corporation and a direct, wholly-owned subsidiary of eToro (“Merger Sub”), and the Company, which provides for, among other things, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of eToro (the “Business Combination”). At the closing of the Business Combination and the effective time of the Merger (the “Effective Time”), the stockholders of the Company will receive certain of the common stock, no par value, of eToro (“eToro Common Stock”), and eToro will list as a publicly traded company on Nasdaq and will continue to conduct the social trading platform business conducted by eToro prior to the Business Combination.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and the potential acquisition, as described above. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $7,542,522, which consisted of operating expenses of $878,089 and a change in fair value of warrant liabilities of $6,670,666, offset by interest earned on investments held in the Trust Account of $6,233.

For the six months ended June 30, 2021, we had a net loss of $12,506,432, which consisted of operating expenses of $2,425,497 and a change in fair value of warrant liabilities of $10,093,333, offset by interest earned on investments held in the Trust Account of $12,398.

Liquidity and Capital Resources

On December 8, 2020, we consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 640,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to FinTech Investor Holdings V, LLC, generating gross proceeds of $6,400,000. The manager of FinTech Investor Holdings V, LLC is Cohen Sponsor Interests V, LLC.

Transaction costs amounted to $15,461,590, consisting of $4,360,000 in cash underwriting fees, $10,640,000 of deferred underwriting fees and $461,590 of other offering costs.

For the six months ended June 30, 2021, net cash used in operating activities was $743,659. Net loss of $12,506,432 was affected by interest earned on investments of $12,398 and a change in fair value of warrant liabilities of $10,093,333. Changes in operating assets and liabilities provided $1,681,838 of cash from operating activities.

At June 30, 2021, we had investments held in the Trust Account of $250,013,974. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. For the three and six months ended June 30, 2021, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $310,552 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At June 30, 2021, no such Working Capital Loans were outstanding.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Pursuant to a registration rights agreement entered into on December 3, 2020, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights to require us to register a sale of any securities held by them (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Private Placement Warrants and a Monte Carlo simulation methodology for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Common stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

On December 8, 2020, we consummated our Initial Public Offering of 25,000,000 Units. The units sold in our initial public offering were sold at a price of $10.00 per unit, generating gross proceeds of $250,000,000. Each unit consists of one share of our Class A common stock and one third of one warrant, where each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Cantor Fitzgerald (as representative of the underwriters) served as the underwriter for the initial public offering. The units sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249646), which was declared effective by the SEC on December 3, 2020.

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

Of the gross proceeds received from the Initial Public Offering and private placement, an amount of $250,000,000 ($10.00 per unit) was placed in the trust account.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH ACQUISITION CORP. V

Date: August 13, 2021		/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)