Form 10-Q
period 2021-09-30
Fintech Acquisition Corp V
filed 2021-11-10
CIK 1829328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 10, 2021, there were 25,640,000 shares of Class A common stock, $0.0001 par value, and 8,546,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

FINTECH ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
ASSETS
Current assets
Cash	$262,765	$1,054,211
Prepaid expenses	323,396	503,683
Total Current Assets	586,161	1,557,894

Marketable securities held in Trust Account	250,020,276	250,001,576
TOTAL ASSETS	$250,606,437	$251,559,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities -
Accrued expenses	$1,910,979	$61,669
Promissory note – related party	300,000	—
Total Current Liabilities	2,210,979	61,669

Warrant liabilities	18,007,600	17,304,801
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	30,858,579	28,006,470

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,000,000 shares as of September 30, 2021 and December 31, 2020 (at $10.00 per share)	250,000,000	250,000,000

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 640,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	64	64
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,546,667 shares issued and outstanding at September 30, 2021 and December 31, 2020	855	855
Accumulated deficit	(30,253,061)	(26,447,919)
Total Stockholders’ Deficit	(30,252,142)	(26,447,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,606,437	$251,559,470

The accompanying notes are an integral part of these condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021

General and administrative expenses	$695,546	$3,121,043
Loss from operations	(695,546)	(3,121,043)

Other income (expense):
Change in fair value of warrant liabilities	9,390,534	(702,799)
Interest earned on marketable securities held in Trust Account	6,302	18,700
Other income (expense), net	9,396,836	(684,099)

Net income (loss)	$8,701,290	$(3,805,142)

Weighted average shares outstanding of Class A common stock	25,640,000	25,640,000
Basic and diluted net income (loss) per share, Class A common stock	$0.25	$(0.11)

Weighted average shares outstanding of Class B common stock	8,546,667	8,546,667
Basic and diluted net income (loss) per share, Class B common stock	$0.25	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(REVISED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	640,000	$64	8,546,667	$855	$—	$(26,447,919)	$(26,447,000)

Net loss	—	—	—	—	—	(4,963,910)	(4,963,910)
Balance – March 31, 2021 (unaudited)	640,000	$64	8,546,667	$855	$—	$(31,411,829)	$(31,410,910)

Net loss	—	—	—	—	—	(7,542,522)	(7,542,522)
Balance – June 30, 2021 (unaudited)	640,000	$64	8,546,667	$855	$—	$(38,954,351)	$(38,953,432)

Net income	—	—	—	—	—	8,701,290	8,701,290
Balance – September 30, 2021 (unaudited)	640,000	$64	8,546,667	$855	$—	$(30,253,061)	$(30,252,142)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(3,805,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(18,700)
Change in fair value of warrant liabilities	702,799
Changes in operating assets and liabilities:
Prepaid expenses	180,287
Accrued expenses	1,849,310
Net cash used in operating activities	(1,091,446)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	300,000
Net cash provided by financing activities	300,000

Net Change in Cash	(791,446)
Cash – Beginning of period	1,054,211
Cash – End of period	$262,765

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced operations. All activity through September 30, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and the potential acquisition, with eToro Group Ltd as more fully described in Note 7.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

Going Concern and Liquidity

As of September 30, 2021, the Company had $262,765 in its operating bank accounts, $250,020,276 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,624,818. As of September 30, 2021, approximately $20,276 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

Note 2 — Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s unaudited condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$218,552,990	$31,447,010	$250,000,000
Class A common stock	$378	$(314)	$64
Additional paid-in capital	$6,804,736	$(6,804,736)	$—
Accumulated deficit	$(1,805,959)	$(24,641,960)	$(26,447,919)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(31,447,010)	$(26,447,000)
Number of Class A shares subject to possible redemption	21,855,299	3,144,701	25,000,000

Statement of Operations for the year ended December 31, 2020 (audited)
Weighted average shares outstanding, Class A common stock	25,000,000	(23,388,743)	1,611,257
Basic and diluted earnings per share, Class A common stock	$0.00	$(0.18)	$(0.18)
Weighted average shares outstanding, Class B common stock	7,587,543	980,991	8,568,534
Basic and diluted earnings per share, Class B common stock	$(0.24)	$0.06	$(0.18)

Statement of Cash Flows for the year ended December 31, 2020 (audited)
Initial classification of Class A ordinary shares subject to possible redemption	$219,934,642	$30,065,358	$250,000,000
Change in value of Class A ordinary shares subject to possible redemption	(1,381,652)	1,381,652	—

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 14, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At September 30, 2021 and December 31, 2020, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 25,000,000 Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At September 30, 2021 and December 31, 2020, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	$(15,583,335)
Class A common stock issuance costs	(15,038,973)
Plus:
Accretion of carrying value to redemption value	$30,622,308

Class A common stock subject to possible redemption	$250,000,000

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expenses as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $15,461,590, of which $15,038,973 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $422,617 were charged to the statements of operations.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $673,000 and $22,000 respectively, which had a full valuation allowance recorded against it of approximately $673,000 and $22,000, respectively.

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate of 0% for the three and nine months ended September 30, 2021 differs from the expected income tax rate primarily due to the start-up costs (discussed above), which are not currently deductible, and to permanent differences mainly attributable to the change in the fair value of the warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,546,667 shares of Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$6,525,967	$2,175,323	$(2,853,856)	$(951,286)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	8,546,667	25,640,000	8,546,667

Basic and diluted net income (loss) per common share	$0.25	$0.25	$(0.11)	$(0.11)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature other than warrant liabilities (see Note 10). As of September 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 9).

Note 5 — Private Placement

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

SEPTEMBER 30, 2021

(Unaudited)

Note 6 — Related Party Transactions

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

Administrative Services Agreement

The Company agreed, commencing on December 4, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $180,000 for administrative services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Private Placement Units. On September 15, 2021, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $750,000. As of September 30, 2021 and December 31, 2020, the Company had $300,000 and no outstanding borrowings under the Working Capital Loans, respectively. The promissory note was amended on October 27, 2021 to remove the conversion option (see Note 10).

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 7 — Commitments and Contingencies

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 8 — Stockholders’ Equity

Preferred Stock — On December 4, 2020, the Company filed its amended and restated certificate of incorporation, pursuant to which it is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On December 4, 2020, the Company filed its amended and restated certificate of incorporation, pursuant to which it is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 30, 2020, there were 640,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

Class B Common Stock — On December 4, 2020, the Company filed its amended and restated Certification of Incorporation, pursuant to which it is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 8,546,667 shares of Class B common stock issued and outstanding.

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

Note 9 – Warrant Liabilities

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. At September 30, 2021 and December 31, 2020, there were 8,546,667 warrants outstanding (8,333,334 Public Warrants and 213,333 Private Placement Warrants).

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 10 — Fair Value Measurements

At September 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $250,020,276 and $250,001,576, respectively, in money market funds which are invested primarily in U.S. Treasury Securities.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,020,276	$250,001,576

Liabilities:
Warrant liabilities – Public Warrants	1	$17,416,668	$-
Warrant liabilities – Public Warrants	3	$-	$16,833,335
Warrant liabilities – Private Placement Warrants	3	$590,932	$471,466

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model. The Private Placement Warrants are considered to be a Level 3 fair value measurement due to the use of unobservable inputs. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was 80% as of December 31, 2020 and 90% as of September 30, 2021, which was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, including September 30, 2021, the closing price of the Public Warrants was used as the fair value as of each relevant date.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The key inputs into the model for the Private Placement Warrants and the Public Warrants were as follows at December 31, 2020 and for the Private Placement Warrants at September 30, 2021:

Input	December 31, 2020	September 30, 2021
Stock price	$10.00	$10.13
Strike price	$11.50	$11.50
Term (in years)	5.4	5.1
Volatility	35.0%	37.5%
Risk-free rate	0.4%	1.0%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value of derivative warrant liabilities as of December 31, 2020	$17,304,801
Change in fair value of derivative warrant liabilities	3,422,667
Transfer to Level 1	(20,000,002)
Fair value of derivative warrant liabilities as of March 31, 2021	$727,468
Change in fair value of derivative warrant liabilities	170,666
Fair value of derivative warrant liabilities as of June 30, 2021	$898,134
Change in fair value of derivative warrant liabilities	(307,200)
Fair value of derivative warrant liabilities as of September 30, 2021	$590,932

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2021 other than the transfer of the Public Warrants from Level 3 to Level 1 following the detachment of the Public Warrants from the Units on January 25, 2021.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 27, 2021 the company amended its September 15, 2021 related party promissory note to remove section 4 which described the conversion option and thus the note is no longer convertible into units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to FinTech Acquisition Corp. V. References to our “management” or our “management team” refer to our officers and certain of our directors. References to our “sponsor” refer collectively to FinTech Investor Holdings V, LLC, a Delaware limited liability company, and FinTech Masala Advisors V, LLC, a Delaware limited liability company.  The manager of each entity is Cohen Sponsor Interests V, LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to complete our business combination using cash from the proceeds of the initial public offering and the sale of the private placement units that occurred simultaneously with the completion of the initial public offering, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and the potential acquisition, as described above. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2021, we had net income of $8,701,290, which consists of the interest earned on marketable securities held in the Trust Account of $6,302 and change in the fair value of warrant liabilities of $9,390,534, offset by operating expenses of $695,546.

For the nine months ended September 30, 2021, we had a net loss of $3,805,142, which consists of the interest earned on marketable securities held in the Trust Account of $18,700 and a change in the fair value of warrant liabilities of $702,799, offset by operating expenses of $3,121,043.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $1,091,446. Net loss of $3,805,142 was affected by interest earned on marketable securities held in the Trust Account of $18,700 and a change in fair value of warrant liabilities of $702,799. Changes in operating assets and liabilities provided $2,029,597 of cash from operating activities.

At September 30, 2021, we had investments held in the Trust Account of $250,020,276. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. For the three and nine months ended September 30, 2021, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $262,765 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At September 30, 2021, $300,000 of Working Capital Loans were outstanding. As of October 26, 2021, the Company amended the Working Capital Loans to remove the conversion feature.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Pursuant to a registration rights agreement entered into on December 3, 2020, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights to require us to register a sale of any securities held by them (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of a majority of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Private Placement Warrants and a Monte Carlo simulation methodology for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2021.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITES.

On December 8, 2020, we consummated our Initial Public Offering of 25,000,000 Units. The units sold in our initial public offering were sold at a price of $10.00 per unit, generating gross proceeds of $250,000,000. Each unit consists of one share of our Class A common stock and one third of one warrant, where each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Cantor Fitzgerald (as representative of the underwriters) and Northland Capital Market served as the underwriters for the initial public offering. The units sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249646), which was declared effective by the SEC on December 3, 2020.

Simultaneously with the consummation of the initial public offering, we consummated a private placement of 640,000 Private Placement Units to FinTech Investor Holdings V, LLC at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,400,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each private placement unit consists of one share of Class A common stock and one third of a private placement warrant.

The private placement warrants are identical to the warrants included in the units issued in the initial public offering, except that, if held by the sponsor or its permitted transferees, (a) they are not redeemable by the Company, (b) they (including the underlying Class A common stock) may not be transferred, assigned or sold until 30 days after the consummation of the Company’s initial business combination, subject to certain limited exceptions, and (c) they may be exercised on a cashless basis.

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

FINTECH ACQUISITION CORP. V

Date: November 10, 2021		/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)