Form 10-K/A
period 2020-12-31
Fintech Acquisition Corp V
filed 2021-12-01
CIK 1829328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Documents Incorporated by Reference: None.

i

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K:

●	references to “we,” “us,” “company” or “our company” refer to FinTech Acquisition Corp. V;

●	references to our “sponsor” refer collectively to FinTech Investor Holdings V, LLC, a Delaware limited liability company, and FinTech Masala Advisors V, LLC, a Delaware limited liability company.. The manager of each entity is Cohen Sponsor Interests V, LLC, a Delaware limited liability company;

●	references to “initial holders” or “initial stockholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	references to “founder shares” are to 8,546,667 shares of our Class B common stock issued by us to our initial stockholders;

●	references to our “initial public offering” means the initial public offering of 25,000,000 of our units, each unit consisting of one share of our Class A common stock and one-third of one warrant, where each whole warrant entitles the holder to purchase one share of our Class A common stock, which was consummated on December 8, 2020.

●	references to our “management” or our “management team” refer to our officers and certain of our directors;

●	references to our “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	references to “public stockholders” refer to the holders of our public shares, which may include our initial holders and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;

●	references to “private placement” refer to the private placement of 640,000 units purchased by our sponsor, which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $6.4 million;

●	references to “placement units” are to the 640,000 units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-third of one placement warrant;

●	references to “placement shares” are to an aggregate of 640,000 shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement;

●	references to “placement warrants” are to warrants to purchase an aggregate of 213,333 shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement; and

●	references to “trust account” are to the trust account into which $250,000,000 of the net proceeds of the initial public offering and private placement were deposited for the benefit of the public stockholders.

EXPLANATORY NOTE

FinTech Acquisition Corp. V (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 3” or the “Amendment”), or this Annual Report, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021 (the “Original Filing”), to restate our financial statements as of and for the year ended December 31, 2020, as previously revised in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on May 14, 2021 (the “2020 Form 10-K/A No. 1”). On May 18, 2021, the Company further amended the 2020 Form 10-K/A No. 1 solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. We are also restating the financial statement as of December 8, 2020 as previously revised in the 2020 Form 10-K/A No. 1 (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Annual Report.

Restatement Background

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in the Original Financial Statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company recorded its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock  to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of its shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

As a result, on November 22, 2021, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”), after consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the reclassification error. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related in part to the accounting for temporary equity and permanent equity and the Company’s restatement of its earnings per share calculation described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the 2020 Form 10-K/A No.1 in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the 2020 Form 10-K/A No.1, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the 2020 Form 10-K/A No.1, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2020 Form 10-K/A No.1 and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the 2020 Form 10-K/A No.1.

This Amendment does not reflect adjustments for events occurring after May 14, 2021, the date of the filing of the 2020 Form 10-K/A No. 1, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of the initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate until December 8, 2022, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

●	The grant of registration rights to our initial stockholders and purchasers of the private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

●	Past performance by our management team may not be indicative of future performance of an investment in us.

●	We may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	We have identified material weaknesses in our internal control over financial reporting.

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination.

●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

●	There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

●	Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

PART I

Item 1.	BUSINESS

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

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in December 2020, the improper valuation of our Class A common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. These material weaknesses resulted in a material misstatement of our warrant liabilities and related financial disclosures, the initial carrying value of the Class A common stock subject to possible redemption and our earnings per share calculation for the affected periods.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weaknesses identified related to our accounting for the warrants, the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2020, the Company had $1,054,211 in its operating bank accounts, $250,001,576 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,496,225. As of December 31, 2020, approximately $1,576 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to (1) reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated them, (2) revalue our Class A common stock subject to possible redemption to include all shares of Class A common stock subject to possible redemption and (3) restate our earnings per share calculation. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of common stock. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants, revalue the Company’s Class A common stock subject to possible redemption and restate its earnings per share calculation as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Restatement of Previously Issued Financial Statements

On May 11, 2021, we revised our prior position on accounting for our Public Warrants and Private Placement Warrants. We restated our financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants, as described in the Explanatory Note of this Amendment. The non-cash adjustments to the financial statements did not impact the previously reported amounts for cash and cash equivalents, total assets, revenue, total stockholders’ equity, or cash flows.

On November 22, 2021, we revised our prior position on accounting for temporary equity and permanent equity and the earnings per share calculation. We restated our financial statements to revalue the Company’s Class A common stock subject to possible redemption and restate its earnings per share calculation, as described in the Explanatory Note of this Amendment. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (as restated):

(2)	Financial Statements Schedule

None.

(3)	Exhibits

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

FINTECH ACQUISITION CORP. V

Dated: November 30, 2021	/s/ Daniel G. Cohen
Daniel G. Cohen Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	Chief Executive Officer	November 30, 2021
Daniel G. Cohen	(Principal Executive Officer)

/s/ Douglas Listman	Chief Financial Officer	November 30, 2021
Douglas Listman	(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. McEntee, III	President	November 30, 2021
James J. McEntee, III

/s/ Betsy Z. Cohen	Chairman of the Board	November 30, 2021
Betsy Z. Cohen

/s/ Laura S. Kohn	Director	November 30, 2021
Laura S. Kohn

/s/ Jan Rock Zubrow	Director	November 30, 2021
Jan Rock Zubrow

/s/ Brittain Ezzes	Director	November 30, 2021
Brittain Ezzes

/s/ Lesley Goldwasser	Director	November 30, 2021
Lesley Goldwasser

FINTECH ACQUISITION CORP. V

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

FinTech Acquisition Corp. V

Opinion on the Financial Statements

We have audited the accompanying balance sheet of FinTech Acquisition Corp. V (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 22, 2019 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from April 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

May 14, 2021, except for the effects of the restatement disclosed in Note 2 and the going concern disclosure, as to which the date is November 30, 2021

FINTECH ACQUISITION CORP. V

BALANCE SHEETS

	December 31,
	2020	December 31,
	(as restated)	2019

ASSETS
Current assets
Cash	$1,054,211	$—
Prepaid expenses	503,683	—
Total Current Assets	1,557,894	—

Marketable securities held in Trust Account	250,001,576	—
TOTAL ASSETS	$251,559,470	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$61,669	$1,425
Total Current Liabilities	61,669	1,425

Warrant liabilities	17,304,801	—
Deferred underwriting fee payable	10,640,000	—
TOTAL LIABILITIES	28,006,470	1,425

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,000,000 and no shares as of December 31, 2020 and 2019, respectively (at $10.00 per share)	250,000,000	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 640,000 and no shares outstanding (excluding 25,000,000 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	64	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,546,667 and 8,570,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	855	857
Stock subscription receivable	—	(25,000)
Additional paid-in capital	—	24,143
Accumulated deficit	(26,447,919)	(1,425)
Total Stockholders’ Equity	(26,447,000)	(1,425)
Total Liabilities and Stockholders’ Equity	$251,559,470	$—

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF OPERATIONS

	Year Ended December 31	For the Period from April 22, 2019 (inception) Through
	2020	December 31,
	(as restated)	2019
Formation and operating costs	$105,760	$1,425
Loss from operations	(105,760)	(1,425)

Other income (expense):
Change in fair value of warrant liabilities	(1,277,733)	—
Transaction costs allocated to warrant liabilities	(422,617)	—
Interest earned on marketable securities held in Trust Account	1,576	—
Other expense, net	(1,698,774)	—

Loss before income taxes	(1,804,534)	(1,425)
Provision for income taxes	—	—
Net loss	$(1,804,534)	$(1,425)

Weighted average shares outstanding of Class A redeemable common stock	1,611,257	—
Basic and diluted net loss per share, Class A redeemable common stock	$(0.20)	$—

Weighted average shares outstanding of Class B non-redeemable common stock	7,547,031	7,480,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.20)	$(0.00)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock (1)		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance – April 22, 2019	—	$—	—	$—	$—	$—	$—	$—

Issuance of Class B common stock to sponsor	—	—	8,570,000	857	24,143	(25,000)	—	—

Net loss	—	—	—	—	—		(1,425)	(1,425)

Balance – December 31, 2019	—	—	8,570,000	857	24,143	(25,000)	(1,425)	(1,425)

Collection of stock subscription receivable from stockholder	—	—	—	—	—	25,000	—	25,000

Sale of 640,000 Private Placement Units, net of private warrant liabilities	640,000	64	—	—	5,956,203	—	—	5,956,267

Forfeiture of founder shares	—	—	(23,333)	(2)	2	—	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	(5,980,348)	—	(24,641,960)	(30,622,308)

Net loss	—	—	—	—	—	—	(1,804,534)	(1,804,534)
Balance – December 31, 2020 (as restated)	640,000	$64	8,546,667	$855	$—	$—	$(26,447,919)	$(26,447,000)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from April 22, 2019 (Inception) Through December 31,
	2020 (as restated)	2019
Cash Flows from Operating Activities:
Net loss	$(1,804,534)	$(1,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid through promissory note	425	—
Change in fair value of warrant liabilities	1,277,733	—
Transaction costs allocable to warrant liabilities	422,617	—
Interest earned on marketable securities held in trust	(1,576)	—
Formation costs and expense paid by Sponsor	—	1,425
Changes in operating assets and liabilities:
Prepaid expenses	(503,683)	—
Accounts payable and accrued expenses	60,244	—
Net cash used in operating activities	(548,774)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)	—
Net cash used in investing activities	(250,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,640,000	—
Proceeds from sale of Private Placement Units	6,400,000	—
Repayment of promissory note – related party	(45,365)	—
Payment of offering costs	(391,650)	—
Net cash provided by financing activities	251,602,985	—

Net Change in Cash	1,054,211	—
Cash – Beginning of period	—	—
Cash – End of period	$1,054,211	$—

Supplemental cash flow information:
Offering costs included in accrued offering costs	$—	$—

Non-cash investing and financing activities:
Offering costs paid through promissory note	$44,940	$—
Subscription receivable	$—	$25,000
Offering costs paid by Sponsor to satisfy the stock subscription receivable	$25,000	$—
Deferred underwriting fee payable	$10,640,000	$—

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

Going Concern and Liquidity

As of December 31, 2020, the Company had $1,054,211 in its operating bank accounts, $250,001,576 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,496,225. As of December 31, 2020, approximately $1,576 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 14, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on December 14, 2020 (the “Post-IPO Balance Sheet”) and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 14, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustments	As Restated

Balance sheet as of December 8, 2020 (audited)
Class A Common Stock Subject to Possible Redemption	$219,934,642	$(30,065,358)	$250,000,000
Class A Common Stock	$365	$(301)	$64
Additional Paid-in Capital	$5,423,097	$(5,423,097)	$—
Accumulated deficit	$(424,313)	$(24,641,960)	$(25,066,273)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(30,065,358)	$(25,065,354)
Number of Class A common stock subject to redemption	21,993,464	3,006,536	25,000,000

Balance sheet as of December 31, 2020 (audited)
Class A Common Stock Subject to Possible Redemption	$218,552,990	$31,447,010	$250,000,000
Class A Common Stock	$378	$(314)	$64
Additional Paid-in Capital	$6,804,736	$(6,804,736)	$—
Accumulated deficit	$(1,805,959)	$(24,641,960)	$(26,447,919)
Total Stockholders’ Equity	$5,000,010	$(31,447,010)	$26,447,000
Number of Class A common stock subject to redemption	21,855,299	(3,144,701)	25,000,000

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 and 2019

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

Statement of Operations for the Year Ended December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustments	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	(23,388,743)	1,611,257
Basic and diluted net loss per share, Class A common stock	$—	$(0.20)	$(0.20)
Basic and diluted weighted average shares outstanding, Class B common stock	7,587,543	(40,512)	7,547,031
Basic and diluted net loss per share, Class B common stock	$(0.24)	$0.04	$(0.20)

Statement of Cash Flows for the Year Ended December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustments	As Restated
Initial classification of Class A common stock subject to redemption	$219,934,642	$(219,934,642)	$—
Change in value of Class A common stock subject to possible redemption	$(1,381,652)	$1,381,652	$—

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 25,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2020, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(15,583,335)
Class A common stock issuance costs	(15,038,973)
Plus:
Accretion of carrying value to redemption value	30,622,308

Class A common stock subject to possible redemption	$250,000,000

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expenses as incurred, presented as non-operating expenses in the as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. Offering costs amounted to $15,461,590, of which $15,038,973 were charged to temporary equity upon the completion of the Initial Public Offering and $422,617 were charged to the statement of operations.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,546,667 shares of Class A common stock in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended December 31, 2020		For the Period from April 22, 2019 (Inception) Through December 31, 2019
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$(317,479)	$(1,487,055)	$-	$(1,425)
Denominator:
Basic and diluted weighted average shares outstanding	1,611,257	7,547,031	-	7,480,000

Basic and diluted net income (loss) per common share	$(0.20)	$(0.20)	$-	$(0.00)

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

Class A Common Stock — On October 13, 2020, the Company filed an amendment to its Certificate of Incorporation, pursuant to which it is now authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption and therefore classified as temporary equity. There were no Class A common stock issued or outstanding at December 31, 2019.

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