Form 10-Q/A
period 2021-09-30
Fintech Acquisition Corp V
filed 2021-12-01
CIK 1829328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

FinTech Acquisition Corp. V (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 10, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of a reclassification error related to temporary equity and permanent equity described in more detail below.

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

As a result, on November 22, 2021, the Company's management and the Audit Committee of the Company's board of directors (the "Audit Committee"), after consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the reclassification error. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company's management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2021, due to a material weakness in internal control over financial reporting solely related to the accounting for temporary equity and permanent equity and the Company’s earnings per share calculation described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Condensed Financial Statements.

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part I – Item 4. Controls and Procedures.

●	Part II – Item 1A. Risk Factors.

●	Part I1 – Item 6. Exhibits.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after November 10, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

FINTECH ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

FINTECH ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$262,765	$1,054,211
Prepaid expenses	323,396	503,683
Total Current Assets	586,161	1,557,894

Marketable securities held in Trust Account	250,020,276	250,001,576
TOTAL ASSETS	$250,606,437	$251,559,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities -
Accrued expenses	$1,910,979	$61,669
Promissory note – related party	300,000	—
Total Current Liabilities	2,210,979	61,669

Warrant liabilities	18,007,600	17,304,801
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	30,858,579	28,006,470

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,000,000 shares as of September 30, 2021 and December 31, 2020 (at $10.00 per share)	250,000,000	250,000,000

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 640,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	64	64
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,546,667 shares issued and outstanding at September 30, 2021 and December 31, 2020	855	855
Accumulated deficit	(30,253,061)	(26,447,919)
Total Stockholders’ Deficit	(30,252,142)	(26,447,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,606,437	$251,559,470

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

(RESTATED)

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s unaudited condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly recorded its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its loss per share calculated to allocate net loss evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the loss of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net loss.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$213,589,080	$36,410,920	$250,000,000
Class A common stock	$428	$(364)	$64
Additional paid-in capital	$11,768,596	$(11,768,596)	$—
Accumulated deficit	$(6,769,869)	$(24,641,960)	$(31,411,829)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(36,410,920)	$(31,410,910)
Number of Class A shares subject to possible redemption	21,358,908	3,641,092	25,000,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$206,046,560	$43,953,440	$250,000,000
Class A common stock	$504	$(440)	$64
Additional paid-in capital	$19,311,040	$(19,311,040)	$—
Accumulated deficit	$(14,312,391)	$(24,641,960)	$(38,954,351)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(43,953,440)	$(38,953,432)
Number of Class A shares subject to possible redemption	20,604,656	4,395,344	25,000,000

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A common stock	25,000,000	640,000	25,640,000
Basic and diluted earnings per share, Class A common stock	$—	$(0.15)	$(0.15)
Weighted average shares outstanding, Class B common stock	7,587,543	959,124	8,546,667
Basic and diluted loss per share, Class B common stock	$(0.24)	$0.09	$(0.15)

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A common stock	25,000,000	640,000	25,640,000
Basic and diluted earnings per share, Class A common stock	$—	$(0.22)	$(0.22)
Weighted average shares outstanding, Class B common stock	9,186,667	(640,000)	8,546,667
Basic and diluted loss per share, Class B common stock	$(0.82)	$0.60	$(0.22)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A common stock	25,000,000	640,000	25,640,000
Basic and diluted earnings per share, Class A common stock	$—	$(0.37	$(0.37)
Weighted average shares outstanding, Class B common stock	9,186,667	(640,000)	8,546,667
Basic and diluted loss per share, Class B common stock	$(1.36)	$0.99	$(0.37)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(4,963,910)	$4,963,910	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(12,506,430)	$12,506,430	$—

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock  subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements as described in the Explanatory Note to this Amendment, as of September 30, 2021, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 14, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 14, 2021.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

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

FINTECH ACQUISITION CORP. V

Date: November 30, 2021		/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)