Form 10-K
period 2021-12-31
Fintech Acquisition Corp V
filed 2022-02-18
CIK 1829328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $304.75 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of February 18, 2022, there were 25,640,000 shares of Class A common stock and 8,546,667 shares of Class B common stock of the registrant issued and outstanding.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of the initial public offering and the sale of the placement units not being held in the trust account are insufficient to allow us to operate until December 8, 2022, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

●	The grant of registration rights to our initial stockholders and purchasers of the placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

●	Past performance by our management team may not be indicative of future performance of an investment in us.

●	We may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	We have identified a material weakness in our internal control over financial reporting.

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination.

●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

●	A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

●	Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

v

PART I

Item 1.	BUSINESS

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

At December 31, 2021, we had not yet commenced operations. All activity through December 31, 2021 relates to the Company’s formation and its initial public offering, and identifying a target company for our initial business combination.

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

Under the Merger Agreement, each of eToro and the Company had the right to terminate the Merger Agreement if the closing of the Business Combination did not occur by December 31, 2021. In addition, the PIPE Subscription Agreements were scheduled to terminate automatically in accordance with their terms on that same date. On December 30, 2021, eToro and the Company entered into an amendment to the Merger Agreement (the “Merger Agreement Amendment”), pursuant to which the parties thereto agreed, among other things, to extend the Outside Date (as defined in the Merger Agreement) from December 31, 2021 to June 30, 2022, and to change the pre-money valuation of eToro from $9.301 billion to $7.906 billion. In addition, the number of Price Adjustment Rights (as defined in the Merger Agreement and further described below) that correspond to the $17.50 price trigger issuable to eToro shareholders was reduced on a one-for-one basis for every warrant to be issued to the investors under the PIPE Subscription Agreements at the closing of the Business Combination. References to the Merger Agreement mean the Merger Agreement as amended by the Merger Agreement Amendment (unless otherwise indicated by the context in which such reference is used).

Concurrently with entering into the Merger Agreement Amendment, eToro entered into amendments to certain of its Subscription Agreements (collectively, the “Subscription Agreement Amendments”). Under the Amended Subscription Agreements, the relevant parties agreed, among other things, to extend the date on which the Subscription Agreements would have otherwise automatically terminated from December 31, 2021 to June 30, 2022. Additionally, the investors party to the Amended Subscription Agreements will receive warrants to purchase common shares of eToro if, following the closing, the eToro closing stock price is equal to or greater than $17.50 over a specified period, which warrants have substantially similar terms to the terms of the Price Adjustment Rights. Under the Amended Subscription Agreements, as of the date of this communication, eToro has received commitments under Amended Subscription Agreements for $441 million in the aggregate. eToro has the right, under the Merger Agreement Amendment, to enter into additional subscription agreements prior to the closing of the Business Combination on the same terms as the Amended Subscription Agreements so long as the total amount subscribed for under all such subscription agreements does not exceed $650 million. References to the PIPE Subscription Agreements mean the PIPE Subscription Agreements as amended by the Subscription Agreement Amendments (unless otherwise indicated by the context in which such reference is used).

The Merger Agreement contemplates an estimated implied post-money equity value of eToro of approximately $8.8 billion ( assuming, among other things, that no public shares are redeemed in connection with the Business Combination and that the funding under the PIPE Subscription Agreements totals $441 million). Except with respect to the Price Adjustment Rights, no purchase price adjustments will be made in connection with the closing of the transactions contemplated by the Merger Agreement. Assuming no public shares are redeemed in connection with the Business Combination, immediately following the Effective Time, the Company’s public stockholders will own approximately       % of the eToro Common Shares; our sponsor will own approximately       % of the eToro Common Shares; the shareholders of eToro as of immediately prior to the Business Combination (the “Legacy eToro Shareholders”) will own approximately       % of the eToro Common Shares; and the PIPE Investors (as defined below) will own approximately       % of the eToro Common Shares. The pro forma ownership percentages described in the foregoing sentence exclude the Company’s public warrants and the eToro Common Shares underlying the Price Adjustment Rights. As further described under “Sponsor Surrender and Restriction Agreement” and “Lock-Up Agreement” below, all of the eToro Common Shares to be issued to our sponsor in the Business Combination will be subject to contractual restrictions on transfer and only released upon the occurrence of certain time-based, stock-price performance or other events.

Immediately prior to the Effective Time, subject to the receipt of applicable approvals of eToro shareholders, (i) each outstanding preferred share of eToro (“eToro Preferred Shares”) will be converted into eToro Common Shares in accordance with, and based on the applicable conversion ratio set forth in, the memorandum and articles of association of eToro (the “Conversion”), (ii) immediately following the Conversion, all outstanding eToro Common Shares, and all eToro Common Shares underlying vested options to acquire eToro Common Shares (“Vested Options”), will be reclassified into (together, the “Reclassification”) (x) eToro Common Shares and (y) certain rights to receive, without any further action required by the holders of such rights, in the aggregate, up to an additional 40,000,000 eToro Common Shares (less the number of shares subject to warrants issued pursuant to the Subscription Agreement Amendments), 50% of which will automatically vest and be exercised if, at any time on or prior to the last day of the 30th month following the Closing Date (as defined below), the stock price of the eToro Common Shares is greater than or equal to $15.00 over any 20 trading days within any 30 trading day period, and 50% which will automatically vest and be exercised if, at any time on or prior to the last day of the 60th month following the Closing Date, the stock price of the eToro Common Shares is greater than or equal to $17.50 over any 20 trading days within any 30 trading day period, subject in either case to the earlier automatic vesting and exercise immediately prior to the occurrence of a liquidation, merger, capital stock exchange, or other similar transaction that results in all of eToro’s shareholders having the right to exchange their eToro Common Shares for cash, securities or other property (the “Price Adjustment Rights”), and (iii) immediately following the Reclassification, eToro will effect a stock split of each then-outstanding eToro Common Share and each eToro Common Share underlying any outstanding options to acquire eToro Common Shares, whether vested or unvested (“eToro Options”), into such number of eToro Common Shares determined by multiplying such eToro Common Shares by a “Split Factor” that is equal to the result of (A) $7,096,000,000 divided by (B) the total number of issued and outstanding eToro Common Shares, plus the total number of eToro Common Shares underlying any outstanding eToro options to acquire eToro Common Shares, with the result of such calculation divided by (C) $10.00, all as further described in and as calculated in accordance with the Merger Agreement (the “Stock Split” and, together with the Conversion and the Reclassification, the “Capital Restructuring”). As part of the Business Combination and on the terms and subject to the conditions set forth in the Merger Agreement, eToro effected a self-tender offer (“Self-Tender Offer”) to purchase up to $300,000,000 in eToro Common Shares from the Legacy eToro Shareholders, such purchase in such Self-Tender Offer to be consummated immediately prior to the closing of the Business Combination in such amount (up to $300,000,000) as is elected by eToro.

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

Consummation of the transactions contemplated by the Merger Agreement is subject to customary mutual conditions of the respective parties, including the effectiveness of eToro’s registration statement on Form F-4 relating to the Business Combination and receipt of the requisite approvals of the eToro shareholders and the Company stockholders. The Merger Agreement may be terminated at any time prior to the consummation of the Business Combination by mutual written consent of the Company and eToro and in certain other limited circumstances, including if the closing of the transactions contemplated in the Merger Agreement has not occurred by June 30, 2022. The Merger Agreement has been approved by the Company’s board of directors, and the board has recommended that the Company’s stockholders adopt the Merger Agreement and approve the Business Combination.

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

Lock-Up Agreement

Concurrently with the execution and delivery of the Merger Agreement, in support of the Business Combination, eToro, certain of the officers and directors of eToro (the “eToro Management Holders”), and our sponsor entered into and delivered a Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which (i) the eToro Management Holders have agreed not to transfer any eToro Common Shares held by them (“Management Holders Lock-Up Shares”) until 180 days following the Closing Date, subject to early release if the stock price of the eToro Common Shares exceeds $12.50 for any 20 trading days within any 30 consecutive trading day period, and (ii) our sponsor has agreed not to transfer any eToro Common Shares acquired by it as Merger Consideration (“Sponsor Lock-Up Shares”, and together with the Management Holders Lock-Up Shares, the “Lock-Up Shares”) until the date of the first to occur of one (1) year following the Closing Date, subject to early release if the stock price of the eToro Common Shares exceeds $12.50 for any 20 trading days within any 30 consecutive trading day period (as further described therein, but in any event not prior to the date that is one hundred and eighty (180) days after the Closing Date), in each case subject to certain permitted transfers (provided that such permitted transferees agree to be bound by the same transfer restrictions set forth in the Lock-Up Agreement). The foregoing restrictions on transfer of the Lock-up Shares will terminate and no longer be applicable on the first to occur of (x) the five (5) year anniversary of the Closing Date, (y) the date on which eToro completes a liquidation, merger, capital stock exchange, or other similar transaction that results in all of eToro’s shareholders having the right to exchange their eToro Common Shares for cash, securities or other property, and (z) the date all of the Lock-Up Shares are no longer subject to the transfer restrictions set forth in the Lock-Up Agreement. On or prior to (June 30, 2022, the Sponsor may cause a portion of the Sponsor Lock-Up Shares be released from foregoing restrictions on transfer of the Sponsor’s Lock-up Shares (such portion, the “Early Release Shares”) by delivering to eToro a written notice requesting such release for a legitimate business purpose in connection with the Merger in respect of such release.

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

Registration Rights Agreement

The Merger Agreement contemplates that, at the Effective Time, eToro, the Company, our sponsor and certain Legacy eToro Shareholders will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which eToro will agree to file a shelf registration statement, by no later than five (5) business days following the Closing Date, to register the resale of the eToro Common Shares and eToro Warrants held by our sponsor and the Legacy eToro Shareholders party thereto as of the Closing Date. The Registration Rights Agreement also provides our sponsor with one (1) demand right to conduct an underwritten offering of the Early Release Shares, subject to certain limitations set forth in the Registration Rights Agreement. From time to time, the Company may admit additional parties to the Registration Rights Agreement and register their securities on a shelf registration statement. In addition, in connection with the execution of the Registration Rights Agreement, the existing registration rights agreement of the Company, dated December 3, 2020 will automatically terminate and be of no further force and effect. The Registration Rights Agreement also provides that eToro will pay certain expenses relating to such registrations and indemnify the securityholders party thereto against certain liabilities.

PIPE Subscription Agreements

As noted above, concurrently with the execution and delivery of the Merger Agreement, eToro entered into the PIPE Subscription Agreements with the PIPE Investors, which were then amended pursuant to the Subscription Agreement Amendments. Under the PIPE Subscription Agreements, the PIPE Investors have committed to subscribe for and purchase up to 44,100,000 shares of eToro Common Shares at a purchase price per share of $10.00, for an aggregate purchase price of $441,000,000 (the “PIPE Investment”). Additionally, PIPE Investors will receive warrants to purchase common shares of eToro if, following the closing, the eToro closing stock price is equal to or greater than $17.50 over a specified period, which warrants have substantially similar terms to the terms of the Price Adjustment Rights (and which correspondingly reduce the number of Price Adjustment Rights to be issued under the Merger Agreement). eToro has the right, under the Merger Agreement Amendment, to enter into additional subscription agreements prior to the closing of the Business Combination on the same terms as the Amended Subscription Agreements so long as the total amount subscribed for under all such subscription agreements does not exceed $650 million.

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

Members of our management team served as executive officers and/or directors of FinTech Acquisition Corp., or FinTech I, a former blank check company which raised $100.0 million in its initial public offering in February 2015 and completed its initial business combination when it acquired FTS Holding Corporation in July 2016, which we refer to as the FinTech I Acquisition, in connection with which FinTech I changed its name to CardConnect Corp. The common stock of CardConnect Corp. was traded on NASDAQ under the symbol “CCN” until CardConnect Corp. was acquired by First Data Corporation in July 2017. Members of our management team also served as executive officers and/or directors of FinTech Acquisition Corp. II, or FinTech II, a blank check company which raised $175.0 million in its initial public offering in January 2017 and completed its initial business combination when it acquired Intermex Holdings II in July 2018, which we refer to as the FinTech II Acquisition, in connection with which FinTech II changed its name to International Money Express, Inc. Members of our management team served as executive officers and/or directors of FinTech Acquisition Corp. III, or FinTech III, a blank check company which raised $345.0 million in its initial public offering in November 2018 and completed its initial business combination with Paya, Inc. in October 2020, which we refer to as the FinTech III Acquisition. Members of our management team have also served as executive officers and/or directors of FinTech Acquisition Corp. IV, or FinTech IV, a blank check company which raised $230.0 million in its initial public offering in September 2020 and completed its initial business combination with PWP Holdings LP, in June 2021, which we refer to as the FinTech IV Acquisition. Members of our management team also served as executive officers and/or directors of FTAC Olympus Acquisition Corp., or FTAC Olympus, a blank check company which raised $754.7 million in its initial public offering in August 2020 and completed its initial business combination with Payoneer Inc. in June 2021, which we refer to as the FTAC Olympus Acquisition. Additionally, members of our board of directors and management team also currently serve as executive officers, directors and/or advisors of: FTAC Athena Acquisition Corp. (NASDAQ: FTAA), or FTAC Athena, a blank check company which raised $250.0 million in its initial public offering in February 2021; FTAC Hera Acquisition Corp. (NASDAQ: HERA), or FTAC Hera, a blank check company which raised approximately $850 million in its initial public offering in March 2021; FTAC Parnassus Acquisition Corp. (NASDAQ: FTPA), or FTAC Parnassus, a blank check company which raised $250.0 million in its initial public offering in March 2021; FinTech Acquisition Corp. VI (NASDAQ: FTVI), or FinTech VI, a blank check company which raised $250.0 million in its initial public offering in June 2021; INSU Acquisition Corp. IV, or INSU IV, a blank check company currently in registration with the SEC; FTAC Zeus Acquisition Corp. (NASDAQ: ZING), or FTAC Zeus, a blank check company which raised $402.5 million in its initial public offering in November 2021; and FTAC Emerald Acquisition Corp. (NASDAQ: EMLD), or FTAC Emerald, a blank check company which raised $220 million in its initial public offering in December 2021. We believe that potential sellers of target businesses will view the fact that members of our board of directors and management team have successfully closed multiple business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, past performance is not a guarantee of success with respect to any business combination we may consummate.

Daniel G. Cohen, our Chief Executive Officer, Betsy Z. Cohen, our Chairman of the Board, and James J. McEntee, III, our President, have extensive experience in the financial services industry generally, and the financial technology industry in particular, as well as extensive experience in operating financial services companies in a public company environment.

Mr. Cohen, with over 22 years of experience in financial services and financial technology, is the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and serves as the President and Chief Executive of the European Business of Cohen & Company Inc. (NYSE American: COHN), a financial services company with approximately $2.24 billion in assets under management as of September 30, 2021, and as President, a director and the Chief Investment Officer of Cohen & Company Inc.’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets (“CCFL”). Mr. Cohen previously served as Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of Cohen & Company Inc. from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013. Mr. Cohen served as the executive Chairman of Cohen & Company Inc. from October 18, 2006 to December 16, 2009. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 16, 2009 to September 16, 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), the Company’s indirect broker dealer subsidiary (“JVB”), from July 19, 2012 to September 16, 2013. Mr. Cohen is also a founder, the former Chief Executive Officer and the former Chairman of The Bancorp, Inc. (NASDAQ: TBBK), which we refer to as Bancorp, a financial holding company with over $6.3 billion of total assets as of September 30, 2021, whose principal subsidiary is The Bancorp Bank, that provides a wide range of commercial and retail banking products and services to both regional and national markets. Mr. Cohen currently serves as the Chief Executive Officer of FinTech VI and serves as Chairman of the Board of INSU Acquisition Corp. III (NASDAQ: IIII), or INSU III, a blank check company which raised $250 million in its initial public offering in December 2020. Mr. Cohen served as Chairman of the Board of Insurance Acquisition Corp., or INSU I, a former blank check company which raised $150.7 million in its initial public offering in March 2019 and completed its initial business combination when it merged with affiliates of Shift Technologies, Inc. in October 2020, which we refer to as the INSU I Acquisition. Mr. Cohen also served as Chairman of the Board of Insurance Acquisition Corp. II, or INSU II, a former blank check company which raised $230.0 million in its initial public offering in September 2020 and completed its initial business combination when it merged with MetroMile, Inc. in February 2021, which we refer to as the INSU II Acquisition. Further, Mr. Cohen served as Chief Executive Officer, President and a director of FinTech I until the FinTech I Acquisition, as Chief Executive Officer and a director of FinTech II until the FinTech II Acquisition, as Chief Executive Officer of FinTech III until the FinTech III Acquisition and as Chief Executive Officer of FinTech IV until the FinTech IV Acquisition. Mr. Cohen also recently joined FTAC Parnassus as its Chairman, FTAC Hera as its President and Chief Executive Officer, FTAC Zeus as its Chairman, and INSU IV as its Chairman. He is also a past Chief Executive Officer of RAIT Financial Trust, which we refer to as RAIT, formerly a publicly traded real estate finance company focused on the commercial real estate industry, from December 2006 when it merged with Taberna Realty Finance Trust, to February 2009, and served as a trustee from the date RAIT acquired Taberna in February 2009 until his resignation from that position in February 2010. From 1998 to 2000, Mr. Cohen served as the Chief Operation Officer of Resource America, Inc., formerly a publicly traded asset management company with interests in energy, real estate and financial services. Mr. Cohen was also a past director of Jefferson Bank of Pennsylvania, a commercial bank and subsidiary of JeffBanks, Inc., a publicly traded bank holding company, which we refer to as JeffBanks, acquired by Hudson United Bancorp in 1999.

Ms. Cohen, with over 42 years of experience, was a founder of Bancorp and served as Bancorp’s Chief Executive Officer from September 2000 through December 2014. Ms. Cohen served as Chairman of the board of directors of FinTech IV until the FinTech IV Acquisition, as Chairman of the Board of Directors of FTAC Olympus until the FTAC Olympus Acquisition, as Chairman of the board of directors of FinTech III until the FinTech III Acquisition, as Chairman of the board of directors of FinTech II until the FinTech II Acquisition, and also served as the Chairman of the board of directors of FinTech I until the Fintech I Acquisition and, following the FinTech I Acquisition, served on the post-business combination board of directors until May 2017. She is currently the Chairman of the Board of FinTech VI, FTAC Athena, FTAC Hera and FTAC Emerald. Ms. Cohen is also a founder of RAIT and was its Chairman until December 2010 and its Chief Executive Officer until December 2006. She was also the founder and Chief Executive Officer of JeffBanks and its subsidiary banks from 1974 until the merger of JeffBanks into Hudson United Bancorp in 1999.

Mr. McEntee, with over 22 years of experience, is the Chairman of the board of directors of Bancorp and The Bancorp Bank, was previously the Chief Executive Officer of Alesco Financial, an investment firm specializing in credit related fixed income investment, until it merged with Cohen & Company and was the Chief Operating Officer of Cohen & Company. Mr. McEntee served as President of FinTech IV until the FinTech IV Acquisition, President and Chief Financial Officer of FinTech III until the FinTech III Acquisition, Chief Financial Officer of FinTech II until the FinTech II Acquisition, and also served as Chief Financial Officer and Chief Operating Officer of FinTech I until the Fintech I Acquisition. He is currently President and Secretary of FinTech VI.

We have identified the following criteria that we intend to use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	History of free cash flow generation. We have sought to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Strong management team. We have sought to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We have focused on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

●	Opportunities for add-on acquisitions. We have sought to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Defensible business niche. We have sought to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We have sought to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant experience in the financial services and financial technology industries. Daniel G. Cohen, with over 22 years’ experience in the financial services industry, is a founder of Bancorp, the Chairman and Chief Investment Officer of an investment bank and is an affiliate of a broker-dealer subsidiary of the investment bank. Betsy Z. Cohen has over 42 years’ experience in the financial services industry and is a founder of and, until her retirement in December 2014, served as chief executive officer of, The Bancorp, Inc., a financial holding company whose banking subsidiary, The Bancorp Bank, provides banking services principally through the internet. James J. McEntee, III, with over 22 years of experience in the financial services industry, is Chairman of the board of directors of The Bancorp, Inc. and The Bancorp Bank, was previously the Chief Executive Officer of an investment firm specializing in credit related fixed income investment, a managing director of COHN and the Vice-Chairman and Co-Chief Operating Officer of JVB Financial. Additionally, each of Mr. Cohen, Ms. Cohen and Mr. McEntee served as an executive officer and/or director of FinTech I, FinTech II, FinTech III and FinTech IV and currently serves as an executive officer and/or director of FinTech VI. We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry, our management team members have developed a broad array of contacts in the industry. We believe that these contacts will be important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account initially in the amount of $250,000,000 and a public market for our common stock, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would only do so simultaneously with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure makes us an attractive business transaction partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

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

While we have not contacted any of the prospective target businesses that FinTech I, FinTech II, FinTech III or FinTech IV had considered and rejected while searching for target businesses to acquire, we may do so in the future if we become aware that the valuations, operations, profits or prospects of such target business, or the benefits of any potential transaction with such target business, would be attractive. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

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

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including any amounts representing deferred underwriting commissions and interest earned on the trust account not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.00 per public share (based on the trust account balance as of December 31, 2021). There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. The initial holders, our officers and directors have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 8, 2022 and (iii) if we fail to consummate a business combination by December 8, 2022 or if we liquidate prior to December 8, 2022. The initial holders and our directors and officers have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 8, 2022. However, the initial holders and our directors and officers will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by December 8, 2022.

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

If our initial business combination is not consummated, we may continue to try to consummate a business combination with a different target until December 8, 2022.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We will seek to reduce the possibility that FinTech Investor Holdings V, LLC will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We have access to working capital loans with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	RISK FACTORS

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected. The risks described below do not include risks relating to our proposed Business Combination with eToro.

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

As of December 31, 2021, only $36,042 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may receive only $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

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

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share (based on the trust account balance as of December 31, 2021) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. WithumSmith+Brown, PC, our independent registered public accounting firm, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the required time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account due to claims of such creditors. FinTech Investor Holdings V, LLC has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then FinTech Investor Holdings V, LLC will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether FinTech Investor Holdings V, LLC has sufficient funds to satisfy its indemnity obligations and believe that FinTech Investor Holdings V, LLC’s only assets are securities of our company. We have not asked FinTech Investor Holdings V, LLC to reserve for such indemnification obligations. Therefore, we cannot assure you that FinTech Investor Holdings V, LLC would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or NASDAQ rules, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share (based on the trust account balance as of December 31, 2021), or less in certain circumstances, on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal controls over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal controls over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Warrant Accounting Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Warrant Accounting Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Warrant Accounting Statement, we reevaluated the accounting treatment of our public warrants and placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non- cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for our Class A common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

We believe that the net proceeds of the initial public offering and the sale of the placement units will be sufficient to allow us to complete our initial business combination. If the net proceeds of the initial public offering and the sale of the placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our taxes) on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share (based on the trust account balance as of December 31, 2021) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business — Effecting Our Initial Business Combination — Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing stockholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the initial stockholders or their affiliates in maximizing their returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share (based on the trust account balance as of December 31, 2021) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are currently listed on NASDAQ. We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain an average global market capitalization and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial stockholders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A common stock at the time of our initial business combination, and placement shares. In addition, holders of our placement warrants and their permitted transferees can demand that we register the placement warrants and the Class A common stock issuable upon exercise of the placement warrants, and holders of warrants included in the units that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our placement warrants or holders of warrants included in the units issued upon conversion of our working capital loans or their respective permitted transferees are registered.

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

The exercise price for the public warrants is higher than some similar blank check companies in the past, and, accordingly, the warrants are more likely to expire worthless.

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

Certain agreements, including the underwriting agreement relating to the initial public offering, the investment management trust agreement between us and Continental Stock Transfer& Trust Company, the letter agreement among us and our initial stockholders, officers and directors, the registration rights agreement among us and our initial stockholders may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement contains (i) a representation that we will not consummate any public or private equity or debt financing prior to the consummation of a business combination, unless all investors in such financing expressly waive, in writing, any rights in or claims against the trust account and (ii) a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on NASDAQ. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our  securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, the Company had $36,042 in its operating bank accounts and $250,008,357 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of December 31, 2021, approximately $8,357 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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

Holders

On February 11, 2021, the numbers of record holders of the Company’s Class A common stock, units and warrants were 1, 2 and 1, respectively, not including beneficial holders whose securities are held in street name.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[RESERVED]

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On March 16, 2021, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with eToro Group Ltd., a company organized under the laws of the British Virgin Islands (“eToro”), Buttonwood Merger Sub Corp., a Delaware corporation and a direct, wholly-owned subsidiary of eToro (“Merger Sub”), and the Company, which provides for, among other things, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of eToro (the “Business Combination”). At the closing of the Business Combination and the effective time of the Merger (the “Effective Time”), the stockholders of the Company will receive certain of the common shares, no par value, of eToro (“eToro Common Shares”), and eToro will list as a publicly traded company on NASDAQ and will continue to conduct the social trading platform business conducted by eToro prior to the Business Combination.

The Merger Agreement contains customary representations, warranties, and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from April 22, 2019 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest earned on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $8,141,836, which consists of operating costs of $3,991,372 and a change in the fair value of warrant liabilities of $4,175,467, offset by interest income on investments held in the Trust Account of $25,003.

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

For the year ended December 31, 2021, cash used in operating activities was $1,336,391. Net loss of $8,141,836 was affected by interest earned on investments held in the Trust Account of $25,003, change in fair value of warrant liabilities of $4,175,467, and changes in operating assets and liabilities, which provided $2,654,981 of cash from operating activities.

For the year ended December 31, 2020, cash used in operating activities was $548,774. Net loss of $1,804,534 was affected by interest earned on investments held in the Trust Account of $1,576, payments of operating costs through promissory notes of $425, a change in the fair value of warrant liabilities of $1,277,733 and transaction costs attributable to the Initial Public Offering of $422,617, and changes in operating assets and liabilities, which provided $443,439 of cash from operating activities.

As of December 31, 2021, we had cash and investments held in the Trust Account of $250,008,357. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2021, we withdrew $18,222 of interest income from the Trust Account to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $36,042 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At December 31, 2021, $300,000 of Working Capital Loans were outstanding. As of October 26, 2021, the Company amended the Working Capital Loans to remove the conversion feature.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Placement Warrants and a Monte Carlo simulation methodology for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the Company’s restatement of its financial statements as described below, as of December 31, 2021, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Restatement of Previously Issued Financial Statements

On May 11, 2021, we revised our prior position on accounting for our Public Warrants and Placement Warrants. We restated our financial statements to reclassify the Company’s Public Warrants and Placement Warrants. The non-cash adjustments to the financial statements did not impact the previously reported amounts for cash and cash equivalents, total assets, revenue, total stockholders’ equity, or cash flows.

On November 22, 2021, we revised our prior position on accounting for temporary equity and permanent equity and the earnings per share calculation. We restated our financial statements to revalue the Company’s Class A common stock subject to possible redemption and restate its earnings per share calculation. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was not effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. In light of the prior restatement of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Betsy Z. Cohen*	80	Chairman of the Board
Daniel G. Cohen*	52	Chief Executive Officer
James J. McEntee, III	64	President
Douglas Listman	51	Chief Financial Officer
Brittain Ezzes	46	Director
Lesley Goldwasser	60	Director
Laura S. Kohn	53	Director
Jan Rock Zubrow	66	Director

*	Mr. Cohen is the son of Ms. Cohen.

Betsy Z. Cohen has served as Chairman of our board of directors since June 2019. Since November 2020, she has served as Chairman of the board of directors of FTAC Athena and FinTech VI, since January 2021, she has served as Chairman of the board of directors of FTAC Hera, and since April 2021, she has served as Chairman of the board of directors of FTAC Emerald. Ms. Cohen served as Chairman of FinTech IV’s board of directors from May 2019 until June 2021, FTAC Olympus’ board of directors from June 2020 until June 2021, FinTech III’s board of directors from March 2017 until October 2020, and FinTech II’s board of directors from August 2016 until July 2018. She served as a director of FinTech I and its successor, Card Connect Corp., a provider of payment processing solutions to merchants, from November 2013 until May 2017, and previously served as Chairman of the board of directors of FinTech I from July 2014 through July 2016 and as FinTech I’s Chief Executive Officer from July 2014 through August 2014. . Ms. Cohen also served as a director of Metromile, Inc. from February 2021 until July 2021. She served as Chief Executive Officer of Bancorp and its wholly-owned subsidiary, Bancorp Bank, from September 2000 and Chairman of Bancorp Bank from November 2003, and resigned from these positions upon her retirement in December 2014. She served as the Chairman of the Board of Trustees and as a trustee of RAIT Financial Trust, a real estate investment trust, from its founding in August 1997, through her resignation as of December 31, 2010 and served as RAIT’s Chief Executive Officer from 1997 to 2006. Ms. Cohen served as a director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp’s banking subsidiary) from December 1999 through March 2000. Before the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Ms. Cohen was Chairman and Chief Executive Officer of JeffBanks, Inc. from its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Ms. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bancshares, Inc. In 1969, Ms. Cohen co-founded a commercial law firm and served as a senior partner until 1984. Ms. Cohen also served as a director of Aetna, Inc. (NYSE: AET), an insurance company, from 1994 until May 2018. Our board has determined that Ms. Cohen’s extensive experience in the financial services industry generally, and the financial technology industry in particular, as well as extensive experience in operating financial services companies in a public company environment, qualifies her to serve as a member of our board of directors.

Daniel G. Cohen has served as our Chief Executive Officer since October 2020, as the Chief Executive Officer of FinTech VI since November 2020 and as the Chief Executive Officer and President of FTAC Hera since January 2021. Mr. Cohen has served as the Chairman of the Board of INSU III since October 2020, as the Chairman of the Board of INSU IV since November 2020, as the Chairman of the Board of FTAC Parnassus since December 2020, as Chairman of the Board of FTAC Zeus since December 2020 and as a member of the Board of Directors of Perella Weinberg Partners since June 2021. Previously, he served as the Chairman of the Board of INSU I from December 2018 to October 2020 and Chairman of the Board of INSU II from January 2019 to February 2021. Since February 2018, Mr. Cohen has served as the Chairman of the board of directors and of the board of managers of Cohen & Company, LLC, and has, since September 2013, served as the President and Chief Executive of the European Business of Cohen & Company Inc. (NYSE American: COHN), a financial services company with approximately $2.24 billion in assets under management as of September 30, 2021, and as President, a director and the Chief Investment Officer of Cohen & Company Inc.’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets (“CCFL”). Mr. Cohen served as Vice Chairman of the board of directors and of the board of managers of Cohen & Company, LLC from September 2013 to February 2018. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of Cohen & Company Inc. from December 2009 to September 2013 and as the Chairman of the board of directors from October 2006 to September 2013. Mr. Cohen served as the executive Chairman of Cohen & Company Inc. from October 2006 to December 2009. In addition, Mr. Cohen served as the Chairman of the board of managers of Cohen & Company, LLC from 2001 to September 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 2009 to September 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), Cohen & Company Inc.’s indirect broker dealer subsidiary (“JVB”), from July 2012 to September 2013. He previously served as the Chairman of The Bancorp Inc. (“Bancorp”) (NASDAQ: TBBK) and Chairman of the Executive Committee of Bancorp’s board of directors since its inception in 1999 until October 2021. Mr. Cohen also previously served as Vice-Chairman of Bancorp Bank’s board of directors and Chairman of its Executive Committee. He had previously been Chairman of Bancorp Bank’s board of directors from September 2000 to November 2003 and, from July 2000 to September 2000, had been Bancorp Bank’s Chief Executive Officer. Mr. Cohen previously served as a director and Chief Executive Officer of FinTech II from May 2015 until July 2018, as Chief Executive Officer of FinTech III from March 2017 to October 2020 and as Chief Executive Officer of FinTech IV from June 2019 to June 2021. He previously served as a director of FinTech I from November 2013 until July 2016, as FinTech I’s President and Chief Executive Officer from August 2014 until July 2016, and as FinTech I’s Executive Vice President from July 2014 through August 2014. He also previously served as Chief Executive Officer of RAIT Financial Trust (“RAIT”) from December 2006, when it merged with Taberna Realty Finance Trust (“Taberna”), to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position in February 2010. Mr. Cohen was Chairman of the board of trustees of Taberna from its inception in March 2005 until its December 2006 acquisition by RAIT, and its Chief Executive Officer from March 2005 to December 2006. Mr. Cohen served as a director of Star Asia, a joint venture investing in Asian commercial real estate, from February 2007 to February 2014 and as a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations, from April 2007 to June 2011. Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago. Mr. Cohen is also a Trustee of the List College Board of the Jewish Theological Seminary, a member of the board of the Columbia Global Center in Paris, a Trustee of the Paideia Institute and a Trustee of the Arete Foundation.

James J. McEntee, III has served as our President since June 2019, and as the President of FinTech VI since November 2020. He also previously served as Chief Financial Officer of FinTech IV from June 2019 until August 2020, as President of FinTech IV from June 2019 until June 2021, as President and Chief Financial Officer of FinTech III from March 2017 until October 2020, and as President and Chief Financial Officer of FinTech II from May 2015 until July 2018. He also served as FinTech I’s Chief Financial Officer and Chief Operating Officer from August 2014 to July 2016. He has served as the Managing Principal of StBWell, LLC, an owner and operator of real estate, since June 2010. Mr. McEntee has been a director of both Bancorp and its wholly-owned subsidiary Bancorp Bank since September 2000 and Chairman since October 2021 and was a director of T-Rex Group, Inc., a provider of risk analytics software for investors in renewable energy, from November 2014 to January 2018. Mr. McEntee was the Chief Executive Officer of Alesco Financial, Inc. from the date of its incorporation in 2006 until its merger with Cohen & Company in December 2009 and was the Chief Operating Officer of Cohen & Company from March 2003 until December 2009, and was a managing director of COHN and was the Vice-Chairman and Co-Chief Operating Officer of JVB Financial through October 2013. Mr. McEntee was a principal in Harron Capital, L.P., a media and communications venture capital fund, from 1999 to September 2002. From 1990 through 1999, Mr. McEntee was a stockholder at Lamb McErlane, PC, and from 2000 until 2004 was of counsel to Lamb McErlane. Mr. McEntee was previously a director of Pegasus Communications Corporation, a publicly held provider of communications and other services, and of several other private companies. Mr. McEntee has served since 2008 as a director of The Chester Fund, a nonprofit organization, and served as its Chairman from July 2012 to January 2018.

Douglas Listman has been our Chief Financial Officer since October 2020, the Chief Financial Officer of FinTech VI since November 2020, the Chief Financial Officer of FTAC Athena since December 2020, the Chief Financial Officer of FTAC Hera since January 2021 and the Chief Financial Officer of FTAC Emerald since June 2021. He previously served as the Chief Financial Officer of each of FTAC Olympus and FinTech IV from August 2020 until June 2021. He has served as the Chief Accounting Officer of Cohen & Company Inc. since December 2009 and Chief Accounting Officer of Cohen & Company, LLC since 2006. From 2004 to 2006, Mr. Listman served as an associate for Resources Global Professionals (a worldwide accounting services consulting firm). From 1992 to 2003, Mr. Listman served in various accounting and finance positions including: senior accountant with KPMG; Assistant Corporate Controller of Integrated Health Services (a publicly traded provider of skilled nursing services; NYSE: IHS); Controller of Integrated Living Communities (a publicly traded provider of assisted living services; NASDAQ: ILCC); Chief Financial Officer of Senior Lifestyles Corporation (a private owned provider of assisted living services); and Chief Financial Officer of Monarch Properties (a privately owned health care facility real estate investment company). Mr. Listman is a Certified Public Accountant and graduated from the University of Delaware with a B.S. in accounting.

Independent Directors

Brittain Ezzes has served as a director since December 2020, and as a director of FTAC Hera since March 2021. She previously served as a director of FinTech III from November 2018 until October 2020 and as a director of FinTech IV from May 2019 until June 2021. Since April 2020, Ms. Ezzes has served as Executive Vice President and Portfolio Manager for Small Cap Value and Mid Cap Value funds at Mutual of America. Previously, Ms. Ezzes served as a Portfolio Manager and Senior Research Analyst at Cramer Rosenthal McGlynn, an equity investment company, where she was responsible for investing portfolios and recommending stocks for a variety of industries. She served as the Co-Portfolio Manager of the CRM Small/Mid Cap Value Strategy from 2014 to April 2020 and as Co-Portfolio Manager of the CRM Mid Cap Value Strategy from 2016 to April 2020. Ms. Ezzes joined Cramer Rosenthal McGlynn in 2010 as an investment analyst. Ms. Ezzes began her career in public equities in 2003 and previously worked at MissionPoint Capital and Iridian Asset Management. From 1999 until 2003 she worked in private equity at SG Capital Partners where she was a member of the investment team focused on leveraged buyouts, leveraged recapitalizations and growth equity investments. She started her career in 1998 as a Business Analyst with Price Waterhouse, LLP. Ms. Ezzes holds a B.A. in International Relations and Russian Studies from Brown University. Our board has determined that Ms. Ezzes’ extensive experience in the financial services industry qualifies her to serve as a member of our board of directors.

Lesley Goldwasser has served as a director since December 2020 and as a director of FTAC Parnassus since March 2021. Ms. Goldwasser has been a Managing Partner of GreensLedge Capital Markets LLC (“GreensLedge”) since September 2013. Prior to joining GreensLedge, she was associated with Credit Suisse Group AG (“Credit Suisse”) as a Managing Director from September 2010 to November 2013, where she had global responsibility for the Hedge Fund Strategic Services unit. Before Credit Suisse, Ms. Goldwasser spent 12 years at Bear Stearns where she was co-head of Global Debt and Equity Capital Markets units and had global responsibility for structured products. Prior to her tenure at Bear Stearns, Ms. Goldwasser spent 12 years at Credit Suisse in a variety of management positions, including responsibility for both the Asset Backed and Non-Agency Mortgage Trading Desks.  Ms. Goldwasser has been a member of the board of directors of TipTree Inc. (Nasdaq: TIPT), a financial services company, since January 2015. Ms. Goldwasser was selected to serve on our board because of her extensive experience in the financial services industry, which we believe makes her a valuable addition to the board of directors.

Laura S. Kohn has served as a director since December 2020 and as a director of FinTech VI since June 2021. She previously served as a director of FinTech IV from September 2020 until June 2021. Ms. Kohn is an independent investor and entrepreneur focused primarily on real estate investments. Previously, Ms. Kohn was Vice President and Head of Institutional Strategy at Charles Schwab from 2009 to 2012 and Senior Vice President of Strategic Initiatives at Wells Fargo from 2007 to 2009. Prior to that Ms. Kohn served as Senior Principal at the Parthenon Group, a provider of strategy consulting, where she directed consulting engagements and developed relationships with client executives at Fortune 500 companies, mid-tier companies and start-up ventures. Ms. Kohn began her career at the Boston Consulting Group, where she provided strategic consulting services to executive management of Fortune 500 companies. She holds an M.B.A. in Finance from the Wharton School of Business, a Ph.D. in Industrial and Organizational Behavior from Rice University and a B.A. in Psychology from Binghamton University. Our board believes that Ms. Kohn’s breadth and depth of experience as an investor and strategic planner make her well qualified to serve as a director.

Jan Rock Zubrow has served as a director since December 2020 and as a director of FTAC Hera since March 2021. She previously served as a director of FinTech IV from September 2020 until June 2021. Ms. Rock Zubrow is a leader of non-profit organizations active in international development and education. She has served as Chair of the Board of Women for Women International, an organization that provides vocational and life skills to women in war-torn countries, since 2015. In addition, Ms. Rock Zubrow has served on the board of New Leaders, an organization that trains educators to be transformational school leaders who can help bridge the achievement gap in the nation’s inner-city schools, since 2013. From 1998 to 2015, Ms. Rock Zubrow was president of MedCapital, LLC, a venture capital firm that she founded that invested in early stage healthcare companies. Before starting MedCapital, Ms. Rock Zubrow managed significant consumer franchises at Johnson & Johnson, Tambrands, Inc. and the Procter and Gamble Company. Ms. Rock Zubrow is a trustee emeritus of the Cornell University Board of Trustees and served as Chair of Cornell’s Executive Committee from 2011-2018. Additionally, she chaired the Presidential Search Committee for Cornell’s thirteenth and fourteenth presidents. Previously, she served as Co-Chair of Cornell’s $6 billion capital campaign and the task-force which led to the establishment of the Cornell Tech campus in New York City. Ms. Rock Zubrow received a B.A. in Economics from Cornell University and a M.B.A. from the Harvard Business School. Our board has determined that Ms. Rock Zubrow’s extensive venture capital investing experience as well as her prior experience as a director qualifies her to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the Class I directors, consisting of Betsy Z. Cohen and Jan Zubrow, will expire at our first annual meeting of stockholders. The term of office of the Class II directors, consisting of Laura Kohn, Lesley Goldwasser and Brittain Ezzes, will expire at our second annual meeting of stockholders.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2021, other than one Form 4 for each of Ms. Cohen, Mr. Cohen and our sponsor.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2021, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 17, 2022, by:

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

	Class A Common Stock		Class B Common Stock		Combined Voting Power(2)
Name and Address of Beneficial Owners	Number	% of class	Number	% of class	Number	% of class

Directors and Executive Officers:(1)
Betsy Z. Cohen	–	–	–	–	–	–
Daniel G. Cohen	–	–	–	–	–	–
James J. McEntee, III	–	–	–	–	–	–
Douglas Listman	–	–	–	–	–	–
Brittain Ezzes(3)	–	–	–	–	–	–
Lesley Goldwasser(3)	–	–	–	–	–	–
Laura S. Kohn(3)	–	–	–	–	–	–
Jan Rock Zubrow(3)	–	–	–	–	–	–
	–	–	–	–	–	–
All directors and executive officers as a group (eight individuals)	–	–	–	–	–	–

5% or Greater Beneficial Owners:
HGC Investment Management Inc.(4)	1,300,000	5.1%	–	–	1,300,000	3.8%
Wellington Management Group LLP(5)	2,150,958	8.4%	–	–	2,150,958	6.3%
Bay Pond Partners, L.P.(6)	1,570,920	6.1%	–	–	1,570,920	4.6%
Nantahala Capital Management, LLC(7)	1,324,763	5.2%	-	-	1,324,763	3.9%
Atalaya Capital Management LP(8)	1,800,000	7.0%	–	–	1,800,000	5.3%
P. Schoenfeld Asset Management LP(9)	1,899,568	7.4%	–	–	1,899,568	5.6%
Citadel Advisors LLC(10)	1,654,774	6.5%	–	–	1,654,774	4.8%
Luxor Capital Partners, LP(11)	3,985,968	15.5%	–	–	3,985,968	11.7%
FinTech Investor Holdings V, LLC(12)(13)	640,000	2.5%	2,660,000	31.1%	3,300,000	9.7%
FinTech Masala Advisors V, LLC(12)(13)	–	–	5,886,667	68.9%	5,886,667	17.2%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the following individuals is c/o FinTech Acquisition Corp. V, 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.

2.	Represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class.

3.	This individual is a member of our sponsor, but does not have voting or investment power over the shares held by our sponsor.

4.	Based on information contained in a Schedule 13G filed on February 16, 2021 by HGC Investment Management Inc. (“HGC Management”). HGC Management serves as the investment manager of HGC Arbitrage Fund LP (“HGC Fund”) with respect to the shares of Class A common stock held by HGC Management on behalf of the HGC Fund. The business address of HGC Management is 366 Adelaide, Suite 601, Toronto, Ontario, M5V 1R9 Canada.

5.	Based on information contained in a Schedule 13G/A filed on February 4, 2022 by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP (the “Wellington Entities”). Each such entity reported that it has shared power to vote 2,150,958 shares of Class A common stock and shared power to dispose of 2,150,958 shares of Class A common stock. The business address for each reporting person is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

6.	Based on a Schedule 13G/A filed on February 4, 2022. The business address of the reporting person is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

7.	Based on a Schedule 13G filed on February 14, 2022 by Nantahala Capital Management, LLC (“Nantahala”), Wilmot B. Harkey and Daniel Mack. As of December 31, 2021, Nantahala may be deemed to be the beneficial owner of 1,324,763 shares held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Messrs. Harkey and Mack may be deemed to be a beneficial owner of those shares. The business address of each of the reporting persons is 130 Main St., 2nd Floor, New Canaan, CT 06840.

8.	Based upon information contained in a Schedule 13G/A filed on February 14, 2022, by Atalaya Capital Management LP (“ACM”), Atalaya Special Purpose Investment Fund LP (ASPIF), Corbin ERISA Opportunity Fund, Ltd. (“CEOF”), Corbin Capital Partners GP, LLC (“Corbin GP”), Corbin Capital Partners, L.P. (“CCP”) and Corbin Opportunity Fund, L.P. (“COF”). ASPIF, CEOF and COF beneficially own 180,000, 1,080,000 and 540,000 shares, respectively. As ASPIFs investment manager, ACM has the power to vote and direct the disposition of all shares held by ASPIF.As CEOF and COFs investment manager, CCP has the power to vote and direct the disposition of all shares held by CEOF and COF. Each of Corbin GP and CCP may be deemed the beneficial owner of the shares held of record by CEOF and COF. The address of the principal business office of ACM and ASPIF is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The address of the principal business office of each of CEOF, Corbin GP, CCP and COF is 590 Madison Avenue, 31st Floor, New York, NY 10022.

9.	Based on information contained in a Schedule 13G filed on April 13, 2021 by P. Schoenfeld Asset Management LP (“PSAM”) and Peter M. Schoenfeld. PSAM is the investment advisor to certain funds and accounts that directly hold the shares of the issuer’s Class A Common Stock. Mr. Schoenfeld is the managing member of P. Schoenfeld Asset Management GP, LLC, a Delaware limited liability company that serves as the general partner of PSAM. The business address of each reporting person is 1350 Avenue of the Americas, 21st Floor, New York, NY 10019.

10.	Based on information contained in a Schedule 13G/A filed on February 14, 2022 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin. All shares reported are owned by Citadel Multi-Strategy Equities Master Fund Ltd. (“CM”) and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of the principal business office of each of the reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

11.	Based on information contained in a Schedule 13G/A filed on February 14, 2022 by Luxor Capital Partners, LP (the “Onshore Fund”), Luxor Capital Partners Offshore Master Fund, LP (the “Offshore Master Fund”), Luxor Capital Partners Offshore, Ltd. (the “Offshore Feeder Fund”), Luxor Capital Partners Long, LP (the “Long Onshore Fund”), Luxor Capital Partners Long Offshore Master Fund, LP (the “Long Offshore Master Fund”), Luxor Capital Partners Long Offshore, Ltd. (the “Long Offshore Feeder Fund”), Luxor Wavefront, LP (the “Wavefront Fund”), LCG Holdings, LLC (“LCG Holdings”), Luxor Capital Group, LP (“Luxor Capital Group”), Luxor Management, LLC (“Luxor Management”), and Christian Leone. The Onshore Fund beneficially owns 2,137,720 shares of Class A Common Stock, including 54,000 shares of Class A Common Stock underlying call options currently exercisable. The Offshore Master Fund beneficially owns 1,299,284 shares of Class A Common Stock, including 34,000 shares of Class A Common Stock underlying call options currently exercisable. The Offshore Feeder Fund, as the owner of a controlling interest in the Offshore Master Fund, may be deemed to beneficially own the shares of Class A Common Stock beneficially owned by the Offshore Master Fund. The Long Onshore Fund beneficially owns 53,137 shares of Class A Common Stock. The Long Offshore Master Fund beneficially owns 17,396 shares of Class A Common Stock. The Long Offshore Feeder Fund, as the owner of a controlling interest in the Long Offshore Master Fund, may be deemed to beneficially own the shares of Class A Common Stock beneficially owned by the Long Offshore Master Fund. The Wavefront Fund beneficially owns 478,431 shares of Class A Common Stock, including 12,000 shares of Class A Common Stock underlying call options currently exercisable. LCG Holdings, as the general partner of the Onshore Fund, the Offshore Master Fund, the Long Onshore Fund, the Long Offshore Master Fund and the Wavefront Fund, may be deemed to beneficially own the 3,985,968 shares of Class A Common Stock beneficially owned by the Onshore Fund, the Offshore Master Fund, the Long Onshore Fund, the Long Offshore Master Fund and the Wavefront Fund, including 100,000 shares of Class A Common Stock underlying call options currently exercisable. Luxor Capital Group, as the investment manager of the Onshore Fund, the Offshore Feeder Fund, the Offshore Master Fund, the Long Onshore Fund, the Long Offshore Feeder Fund, the Long Offshore Master Fund and the Wavefront Fund (collectively, the “Funds”), may be deemed to beneficially own the 3,985,968 shares of Class A Common Stock beneficially owned by the Funds, including 100,000 shares of Class A Common Stock underlying call options currently exercisable. Luxor Management, as the general partner of Luxor Capital Group, may be deemed to beneficially own the 3,985,968 shares of Class A Common Stock beneficially owned by Luxor Capital Group, including 100,000 shares of Class A Common Stock underlying call options currently exercisable. Mr. Leone, as the managing member of Luxor Management, may be deemed to beneficially own the 3,985,968 shares of Class A Common Stock beneficially owned by Luxor Management, including 100,000 shares of Class A Common Stock underlying call options currently exercisable. The principal business address of each of the Onshore Fund, the Long Onshore Fund, the Wavefront Fund, Luxor Capital Group, Luxor Management, LCG Holdings and Mr. Leone is 1114 Avenue of the Americas, 28th Floor, New York, New York 10036. The principal business address of each of the Offshore Master Fund, the Offshore Feeder Fund, the Long Offshore Master Fund and the Long Offshore Feeder Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

12.	FinTech Investor Holdings V, LLC (“Holdings”) is the direct beneficial owner of 640,000 shares of our Class A common stock and 2,660,000 shares of our Class B common stock. FinTech Masala Advisors V, LLC (“Masala Advisors” and together with Holdings, the “Sponsors”) is the direct beneficial owner of 5,886,667 shares of our Class B common stock. The shares of Class B common stock held by the Sponsors will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to certain adjustments described in our charter documents. Certain of our officers and directors are members of the Sponsors, but none has any voting or investment power over the shares held by the Sponsors. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

13.	Cohen Sponsor Interests V, LLC is the manager of each of the Sponsors. FinTech Masala, LLC is the sole member of Cohen Sponsor Interests V, LLC. FinTech Masala Holdings, LLC is the sole member of FinTech Masala, LLC. FinTech Masala Holdings, LLC is in turn managed by its members, none of which is deemed a beneficial owner of our securities held by FinTech Masala Holdings, LLC based on the so-called “rule of three.” As a result of the foregoing, each of Cohen Sponsor Interests V, LLC, FinTech Masala, LLC and FinTech Masala Holdings, LLC shares voting and investment power over the shares of our common stock held directly by the Sponsors.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. The loans will be interest free. If we consummate an initial business combination, we would repay such loaned amounts. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Up to $1,500,000 of such loans may be converted into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. There were $300,000 in working capital loans outstanding as of December 31, 2021. As of October 26, 2021, the Company amended the Working Capital Loans to remove the conversion feature.

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

Individual	Entity(1)	Affiliation
Betsy Z. Cohen	FTAC Emerald Acquisition Corp. FTAC Athena Acquisition Corp. FTAC Hera Acquisition Corp. FinTech Acquisition Corp. VI	Chairman Chairman Chairman Chairman

Daniel G. Cohen

Cohen & Company Inc.
J.V.B. Financial Group, LLC

Insurance Acquisition Corp. III

FinTech Acquisition Corp. VI

FTAC Hera Acquisition Corp.

FTAC Parnassus Acquisition Corp.

FTAC Zeus Acquisition Corp.

Perella Weinberg Partners

Chairman Affiliate Chairman Chief Executive Officer Chief Executive Officer and President Chairman Chairman Director

James J. McEntee, III	The Bancorp, Inc. FinTech Acquisition Corp. VI	Chairman President and Secretary

Douglas Listman	Cohen & Company Inc. J.V.B. Financial Group, LLC FTAC Emerald Acquisition Corp.	Chief Accounting Officer Chief Financial Officer Chief Financial Officer
	FinTech Acquisition Corp. VI FTAC Athena Acquisition Corp.	Chief Financial Officer Chief Financial Officer
	FTAC Hera Acquisition Corp.	Chief Financial Officer

Jan Rock Zubrow	FTAC Hera Acquisition Corp.	Director

Brittain Ezzes	FTAC Hera Acquisition Corp.	Director

Laura S. Kohn	FinTech Acquisition Corp. VI	Director

Lesley Goldwasser	Greenledge TipTree Inc. FTAC Parnassus Acquisition Corp.	Managing Partner Director Director

(1)	Does not include blank check companies, such as INSU IV, which have not yet consummated an initial public offering.

Mr. McEntee is a director of Bancorp, a financial holding company, and its subsidiary bank, Bancorp Bank, which provide banking and other financial services, including prepaid and debit cards, private label banking, healthcare accounts and merchant card processing. As such, he is required to present corporate opportunities relating to the current business of Bancorp and Bancorp Bank, as well as businesses that may be undertaken by a financial holding company under federal banking law, prior to presenting them to us.

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

Messrs. Cohen and Listman are affiliated with Cohen & Company, Mr. Cohen is the son of Ms. Cohen and Ms. Rock Zubrow is a cousin of Mr. Cohen and Ms. Cohen. These relationships may influence the roles taken by our officers and directors with respect to us. In particular, one of our directors or officers may be less likely to object to a course of action with respect to our activities because it may jeopardize his or her relationships with the others.

In addition, each of our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to the completion of our initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, an affiliate of our sponsor is currently sponsoring other blank check companies, including FinTech VI, which is seeking to complete a business combination. Further, many of our directors and officers serve in the same roles for FinTech VI. Mr. Cohen also serves as the Chairman of the board of directors of INSU III, INSU IV, FTAC Parnassus and FTAC Zeus and President and Chief Executive Officer of FTAC Hera, each of which is a blank check company seeking to complete a business combination. Ms. Cohen and Mr. Listman also serve as the Chairman of the Board and Chief Financial Officer, respectively, of FTAC Emerald, FTAC Athena and FTAC Hera, each of which is a blank check company seeking to complete a business combination. Any such companies, including FinTech VI, INSU III, INSU IV, FTAC Emerald, FTAC Athena, FTAC Hera, FTAC Parnassus and FTAC Zeus, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm during the years ended December 31, 2020 and 2021. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, our initial public offering and other required filings with the SEC for the years ended December 31, 2020 and 2021 totaled $89,610 and $121,685, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit-related services during the years ended December 31, 2020 and 2021.

Tax Fees

The aggregate fees billed by Withum for professional tax services for the years ended December 31, 2020 and 2021 were $6,695 and $7,500.

All Other Fees

We did not pay Withum for products or services provided for the years ended December 31, 2020 and 2021 other than those set forth above.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 3, 2020, between the Company and Cantor Fitzgerald & Co. (1)
2.1	Agreement and Plan of Merger, dated March 16, 2021, by and among the Company, eToro Group Ltd and Buttonwood Merger Sub Corp.(3)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 30, 2021, by and among eToro Group Ltd., Buttonwood Merger Sub Corp., and FinTech Acquisition Corp. V(4)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 4, 2020(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated December 3, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
4.5	FinTech Acquisition Corp. V Description of Securities(5)
10.1	Letter Agreement, dated December 3, 2020, by and among the Company and certain security holders, officers and directors of the Company(1)
10.2	Administrative Services Agreement, dated December 3, 2020, between the Company and FinTech Masala, LLC(1)
10.3	Unit Subscription Agreement, dated December 3, 2020 between the Company and FinTech Investor Holdings V, LLC(1)
10.4	Investment Management Trust Agreement, dated December 3, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
10.5	Registration Rights Agreement, dated December 3, 2020, between the Company and certain security holders of the Company(1)
10.6	Form of Indemnity Agreement(2)
10.7	Promissory Note for expenses prior to initial public offering from FinTech Investor Holdings V, LLC to Registrant(2)
10.8	Promissory Note dated September 15, 2021 made by FinTech Acquisition Corp. V to the order of FinTech Masala, LLC (6)
10.9	Amendment to Promissory Note dated October 26, 2021 made by and between FinTech Acquisition Corp. V and FinTech Masala, LLC(7)
10.10	Second Amendment to Promissory Note dated January 6, 2022 made by and between FinTech Acquisition Corp. V and FinTech Masala, LLC(8)
14.1	Code of Business Conduct and Ethics(2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed	herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2020
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-249646)
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 30, 2021
(5)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 30, 2021
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 15, 2021
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 27, 2021
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 6, 2022

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP. V

Dated: February 18, 2022	/s/ Daniel G. Cohen
Daniel G. Cohen Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	Chief Executive Officer	February 18, 2022
Daniel G. Cohen	(Principal Executive Officer)

/s/ Douglas Listman	Chief Financial Officer	February 18, 2022
Douglas Listman	(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. McEntee, III	President	February 18, 2022
James J. McEntee, III

/s/ Betsy Z. Cohen	Chairman of the Board	February 18, 2022
Betsy Z. Cohen

/s/ Laura S. Kohn	Director	February 18, 2022
Laura S. Kohn

/s/ Jan Rock Zubrow	Director	February 18, 2022
Jan Rock Zubrow

/s/ Brittain Ezzes	Director	February 18, 2022
Brittain Ezzes

/s/ Lesley Goldwasser	Director	February 18, 2022
Lesley Goldwasser

FINTECH ACQUISITION CORP. V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Fintech Acquisition Corp. V

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fintech Acquisition Corp. V (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2021 and 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a Business Combination by the close of business on December 8, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

February 18, 2022

PCAOB ID Number 100

FINTECH ACQUISITION CORP. V

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$36,042	$1,054,211
Prepaid expenses	239,706	503,683
Total Current Assets	275,748	1,557,894

Marketable securities held in Trust Account	250,008,357	250,001,576
TOTAL ASSETS	$250,284,105	$251,559,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$2,452,673	$61,669
Promissory note – related party	300,000	—
Total Current Liabilities	2,752,673	61,669

Warrant Liabilities	21,480,268	17,304,801
Deferred underwriting fee payable	10,640,000	10,640,000
TOTAL LIABILITIES	34,872,941	28,006,470

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,000,000 shares as of December 31, 2021 and 2020, respectively (at $10.00 per share)	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 640,000 issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of December 31, 2021 and 2020, respectively	64	64
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,546,667 shares issued and outstanding at December 31, 2021 and 2020, respectively	855	855
Additional paid-in capital	—	—
Accumulated deficit	(34,589,755)	(26,447,919)
Total Stockholders’ Deficit	(34,588,836)	(26,447,000)
Total Liabilities and Stockholders’ Deficit	$250,284,105	$251,559,470

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF OPERATIONS

	Year Ended December 31	Year Ended December 31
	2021	2020
General and administrative expenses	$3,991,372	$105,760
Loss from operations	(3,991,372)	(105,760)

Other income (expense):
Change in fair value of warrant liabilities	(4,175,467)	(1,277,733)
Transaction Costs	—	(422,617)
Interest earned on marketable securities held in Trust Account	25,003	1,576
Other income (expense), net	(4,150,464)	(1,698,774)

Net loss	$(8,141,836)	$(1,804,534)

Weighted average shares outstanding of Class A common stock	25,640,000	1,611,257
Basic and diluted net loss per share, Class A	$(0.24)	$(0.20)

Weighted average shares outstanding of Class B common stock	8,546,667	7,547,031
Basic and diluted net loss per share, Class B	$(0.24)	$(0.20)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Class A Common Stock		Class B Common Stock (1)		Stock Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – December 31, 2019	—	$—	8,570,000	$857	$(25,000)	$24,143	$(1,425)	$(1,425)

Collection of stock subscription receivable from stockholder	—	—	—	—	25,000	—	—	25,000

Sale of 640,000 Private Placement Warrants	640,000	64	—	—	—	5,956,203	—	5,956,267

Forfeiture of founder shares	—	—	(23,333)	(2)	—	2	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(5,980,348)	(26,641,960)	(30,622,308)

Net loss	—	—	—	—	—	—	(1,804,534)	(1,804,534)

Balance – December 31, 2020	640,000	64	8,546,667	855	—	—	(26,447,919)	(26,447,000)

Net loss	—	—	—	—	—	—	(8,141,836)	(8,141,836)

Balance – December 31, 2021	640,000	$64	8,546,667	$855	$—	$—	$(34,589,755)	$(34,588,836)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(8,141,836)	$(1,804,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid through promissory note	—	425
Interest earned on marketable securities held in trust account	(25,003)	(1,576)
Change in fair value of warrant liabilities	4,175,467	1,277,733
Transaction costs allocable to warrant liabilities	—	422,617
Changes in operating assets and liabilities:
Prepaid expenses	263,977	(503,683)
Accounts payable and accrued expenses	2,391,004	60,244
Net cash used in operating activities	(1,336,391)	(548,774)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Cash withdrawn from Trust Account to pay franchise taxes	18,222	—
Net cash provided by (used in) investing activities	18,222	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from the collection of the stock subscription receivable
Proceeds from sale of Units, net of underwriting discounts paid	—	245,640,000
Proceeds from sale of Private Placement Units	—	6,400,000
Advances from related party	—	—
Repayment of advances from related party	—	—
Proceeds from promissory note – related party	300,000	—
Repayment of promissory note – related party	—	(45,365)
Payment of offering costs	—	(391,650)
Net cash provided by financing activities	300,000	251,602,985

Net Change in Cash	(1,018,169)	1,054,211
Cash – Beginning of period	1,054,211	—
Cash – End of period	$36,042	$1,054,211

Supplemental cash flow information:
Offering costs included in accrued offering costs	$—	$—

Non-cash investing and financing activities:
Offering costs paid through promissory note	$—	$44,940
Offering costs paid by Sponsor to satisfy the stock subscription receivable	$—	$25,000
Deferred underwriting fee payable	$—	$10,640,000

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced operations. All activity through December 31, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

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
DECEMBER 31, 2021

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

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Going Concern and Liquidity

As of December 31, 2021, the Company had $36,042 in its operating bank accounts, $250,008,357 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,476,925. As of December 31, 2021, $26,579 represented interest income on the Trust Account, of which $18,222 had been withdrawn to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At December 31, 2021 and 2020, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At December 31, 2021 and 2020, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	$(15,583,335)
Class A common stock issuance costs	(15,038,973)
Plus:
Accretion of carrying value to redemption value	$30,622,308

Class A common stock subject to possible redemption	$250,000,000

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, the Company had a deferred tax assets of $854,816 and $21,879, respectively, which had full valuation allowances of $854,816 and $21,879, respectively.

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate of 0% for the year ended December 31, 2021 differs from the expected income tax rate primarily due to the start-up costs (discussed above), which are not currently deductible, and to permanent differences mainly attributable to the change in the fair value of the warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,546,667 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		Year Ended December 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(6,106,377)	$(2,035,459)	$(317,479)	$(1,487,055)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	8,546,667	1,611,257	7,547,031

Basic and diluted net loss per common share	$(0.24)	$(0.24)	$(0.20)	$(0.20)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature other than warrant liabilities (see Note 10). As of December 31, 2021 and 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Administrative Services Agreement

The Company agreed, commencing on December 4, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. As of December 31, 2021 and 2020, the Company incurred and paid $240,000 and $20,000 for administrative services, respectively.

Promissory Note – Related Party

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

On September 15, 2021, the Company issued a promissory note to FinTech Masala, LLC, pursuant to which the Company could borrow up to an aggregate principal amount of $750,000, which was subsequently amended on October 27, 2021 to remove the conversion option. As of December 31, 2021 and 2020, the Company had $300,000 and no outstanding borrowings under this promissory note, respectively. The promissory note was further amended on January 6, 2022 to increase the Maximum Principal Amount from $750,000 to $2,000,000 (see Note 11). The promissory note is non-interest bearing, unsecured and due upon the completion of the Initial Business Combination.

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

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Registration Rights

Pursuant to a registration rights agreement entered into on December 3, 2020, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or the warrants included in the units issued upon conversion of the Working Capital Loans) will be entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On December 4, 2020, the Company filed its amended and restated certificate of incorporation, pursuant to which it is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On December 4, 2020, the Company filed its amended and restated certificate of incorporation, pursuant to which it is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 30, 2021 and 2020, there were 640,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

Class B Common Stock — On December 4, 2020, the Company filed its amended and restated Certification of Incorporation, pursuant to which it is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 8,546,667 shares of Class B common stock issued and outstanding.

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

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 8. WARRANT LIABILITIES

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. At December 31, 2021 and 2020, there were 8,546,667 warrants outstanding (8,333,334 Public Warrants and 213,333 Private Placement Warrants).

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

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$45,638	$8,889
Organizational costs/Startup expenses	809,178	12,990
Total deferred tax asset	854,816	21,879
Valuation allowance	(854,816)	(21,879)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	As of December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(832,937)	(21,879)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	832,937	21,879
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $174,997 and $42,327, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income until the close of a business combination or upon mandatory liquidation.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and 2020, the change in the valuation allowance was $832,937 and $21,879, respectively.

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2021	2020

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(10.8)%	(15.0)%
Transaction costs attributable to Initial Public Offering	—%	(5.0)%
Change in valuation allowance	(10.2)%	(1.0)%
Income tax provision	(0.0)%	(0.0)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. FAIR VALUE MEASUREMENTS

At December 31, 2021 and 2020, assets held in the Trust Account were comprised of $250,008,357 and $250,001,576, respectively, in money market funds which are invested primarily in U.S. Treasury Securities.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,008,357	$250,001,576

Liabilities:
Warrant liabilities – Public Warrants	1	$21,166,668	$16,833,335
Warrant liabilities – Public Warrants	3	$—	$—
Warrant liabilities – Private Placement Warrants	3	$313,600	$471,466

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model. The Private Placement Warrants are considered to be a Level 3 fair value measurement due to the use of unobservable inputs. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was 90% as of December 31, 2021 and 2020, which was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, including December 31, 2021, the closing price of the Public Warrants was used as the fair value as of each relevant date.

The key inputs into the model for the Private Placement Warrants at December 31, 2021 and the Private Placement Warrants and the Public Warrants at December 31, 2020 were as follows:

Input	December 31, 2021	December 31, 2020
Stock price	$9.92	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.3	5.4
Volatility	35.0%	35.0%
Risk-free rate	1.3%	0.4%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value of derivative warrant liabilities as of December 31, 2020	$17,304,801
Change in fair value of derivative warrant liabilities	3,422,667
Transfer to Level 1	(20,000,002)
Fair value of derivative warrant liabilities as of March 31, 2021	$727,466
Change in fair value of derivative warrant liabilities	170,666
Fair value of derivative warrant liabilities as of June 30, 2021	$898,132
Change in fair value of derivative warrant liabilities	(307,200)
Fair value of derivative warrant liabilities as of September 30, 2021	$590,932
Change in fair value of derivative warrant liabilities	(277,332)
Fair value of derivative warrant liabilities as of December 31, 2021	$313,600

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2021 other than the transfer of the Public Warrants from Level 3 to Level 1 following the detachment of the Public Warrants from the Units on January 25, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 6, 2022, the Company amended its September 15, 2021 promissory note to increase the Maximum Principal Amount to $2,000,000 from $750,000. Subsequently, the Company made a draw on the promissory note of $850,000.