Form 10-K/A
period 2021-12-31
Fintech Acquisition Corp V
filed 2022-05-11
CIK 1829328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Fintech Acquisition Corp. V, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022.

After further review of the Company’s warrant valuation as of December 31, 2021, it was determined an adjustment was required to the financial statements as of and for the period ended December 31, 2021 (the “Original Financial Statements”) related to the Company’s accounting for complex financial instruments, specifically warrant liabilities.

As a result, on May 2, 2022, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”), after consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to make the required adjustment. The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The Company’s management has concluded that material weaknesses remain in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weaknesses is described in more detail in Part II, Item 9A. Controls and Procedures.

We are filing this Amendment No. 1 to amend and restate the original filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV – Item 15. Exhibits, Financial Statement Schedules

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Amendment No. 1.

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

v

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

As described elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to the accounting for complex financial instruments, specifically warrant liabilities, our Class A common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weaknesses identified related to our accounting for complex financial instruments, our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

For the year ended December 31, 2021, we had net income of $546,565, which consists of operating costs of $3,991,372, offset by a change in the fair value of warrant liabilities of $4,512,934 and interest income on investments held in the Trust Account of $25,003.

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

For the year ended December 31, 2021, cash used in operating activities was $1,336,391. Net income of $546,565 was affected by interest earned on investments held in the Trust Account of $25,003, change in fair value of warrant liabilities of $4,512,934, and changes in operating assets and liabilities, which provided $2,654,981 of cash from operating activities.

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

On May 11, 2022, we restated the Original Financial Statements based on further analysis of the Company’s warrant valuation report as of December 31, 2021. The Company’s accounting related to the warrant liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

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

FINTECH ACQUISITION CORP. V

Dated: May 11, 2022	/s/ Daniel G. Cohen
Daniel G. Cohen Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	Chief Executive Officer	May 11, 2022
Daniel G. Cohen	(Principal Executive Officer)

/s/ Douglas Listman	Chief Financial Officer	May 11, 2022
Douglas Listman	(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. McEntee, III	President	May 11, 2022
James J. McEntee, III

/s/ Betsy Z. Cohen	Chairman of the Board	May 11, 2022
Betsy Z. Cohen

/s/ Laura S. Kohn	Director	May 11, 2022
Laura S. Kohn

/s/ Jan Rock Zubrow	Director	May 11, 2022
Jan Rock Zubrow

/s/ Brittain Ezzes	Director	May 11, 2022
Brittain Ezzes

/s/ Lesley Goldwasser	Director	May 11, 2022
Lesley Goldwasser

FINTECH ACQUISITION CORP. V

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

FinTech Acquisition Corp. V

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FinTech Acquisition Corp. V (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2021 and 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2021 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by December 8, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 11, 2022

PCAOB ID Number 100

FINTECH ACQUISITION CORP. V

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
	(Restated)
ASSETS
Current assets
Cash	$36,042	$1,054,211
Prepaid expenses	239,706	503,683
Total Current Assets	275,748	1,557,894

Marketable securities held in Trust Account	250,008,357	250,001,576
TOTAL ASSETS	$250,284,105	$251,559,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$2,452,673	$61,669
Promissory note – related party	300,000	—
Total Current Liabilities	2,752,673	61,669

Warrant Liabilities	12,791,867	17,304,801
Deferred underwriting fee payable	10,640,000	10,640,000
TOTAL LIABILITIES	26,184,540	28,006,470

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,000,000 shares as of December 31, 2021 and 2020, respectively (at $10.00 per share)	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 640,000 issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of December 31, 2021 and 2020, respectively	64	64
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,546,667 shares issued and outstanding at December 31, 2021 and 2020, respectively	855	855
Additional paid-in capital	—	—
Accumulated deficit	(25,901,354)	(26,447,919)
Total Stockholders’ Deficit	(25,900,435)	(26,447,000)
Total Liabilities and Stockholders’ Deficit	$250,284,105	$251,559,470

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2021	2020
	(Restated)
General and administrative expenses	$3,991,372	$105,760
Loss from operations	(3,991,372)	(105,760)

Other income (expense):
Change in fair value of warrant liabilities	4,512,934	(1,277,733)
Transaction Costs	—	(422,617)
Interest earned on marketable securities held in Trust Account	25,003	1,576
Other income (expense), net	4,537,937	(1,698,774)

Net income (loss)	$546,565	$(1,804,534)

Weighted average shares outstanding of Class A common stock	25,640,000	1,611,257
Basic and diluted net income (loss) per share, Class A	$0.02	$(0.20)

Weighted average shares outstanding of Class B common stock	8,546,667	7,547,031
Basic and diluted net income (loss) per share, Class B	$0.02	$(0.20)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020 (RESTATED)

	Class A Common Stock		Class B Common Stock		Stock Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – December 31, 2019	—	$—	8,570,000	$857	$(25,000)	$24,143	$(1,425)	$(1,425)

Collection of stock subscription receivable from stockholder	—	—	—	—	25,000	—	—	25,000

Sale of 640,000 Private Placement Warrants	640,000	64	—	—	—	5,956,203	—	5,956,267

Forfeiture of founder shares	—	—	(23,333)	(2)	—	2	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(5,980,348)	(26,641,960)	(30,622,308)

Net loss	—	—	—	—	—	—	(1,804,534)	(1,804,534)

Balance – December 31, 2020	640,000	64	8,546,667	855	—	—	(26,447,919)	(26,447,000)

Net income	—	—	—	—	—	—	546,565	546,565

Balance – December 31, 2021	640,000	$64	8,546,667	$855	$—	$—	$(25,901,354)	$(25,900,435)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. V

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2021	2020
	(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$546,565	$(1,804,534)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid through promissory note	—	425
Interest earned on marketable securities held in trust account	(25,003)	(1,576)
Change in fair value of warrant liabilities	(4,512,934)	1,277,733
Transaction costs allocable to warrant liabilities	—	422,617
Changes in operating assets and liabilities:
Prepaid expenses	263,977	(503,683)
Accounts payable and accrued expenses	2,391,004	60,244
Net cash used in operating activities	(1,336,391)	(548,774)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Cash withdrawn from Trust Account to pay franchise taxes	18,222	—
Net cash provided by (used in) investing activities	18,222	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from the collection of the stock subscription receivable
Proceeds from sale of Units, net of underwriting discounts paid	—	245,640,000
Proceeds from sale of Private Placement Units	—	6,400,000
Advances from related party	—	—
Repayment of advances from related party	—	—
Proceeds from promissory note – related party	300,000	—
Repayment of promissory note – related party	—	(45,365)
Payment of offering costs	—	(391,650)
Net cash provided by financing activities	300,000	251,602,985

Net Change in Cash	(1,018,169)	1,054,211
Cash – Beginning of period	1,054,211	—
Cash – End of period	$36,042	$1,054,211

Non-cash investing and financing activities:
Offering costs paid through promissory note	$—	$44,940
Offering costs paid by Sponsor to satisfy the stock subscription receivable	$—	$25,000
Deferred underwriting fee payable	$—	$10,640,000

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 8, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 8, 2022.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

After further analysis of the Company’s warrant valuation report, an error was identified in which management concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K filed with the SEC on February 18, 2022, to correct the accounting for complex financial instruments, specifically warrant liabilities.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Reported	Adjustments	As Restated

Balance sheet as of December 31, 2021
Warrant liabilities	$21,480,268	$(8,688,401)	$12,791,867
Total Liabilities	34,872,941	(8,688,401)	26,184,540
Accumulated deficit	(34,589,755)	8,688,401	(25,901,354)
Total Stockholders’ Deficit	(34,588,836)	8,688,401	(25,900,435)

Statement of Operations for the Year Ended December 31, 2021
Change in fair value of warrant liabilities	$(4,175,467)	$8,688,401	$4,512,934
Other income (expense)	(4,150,464)	8,688,401	4,537,937
Net income (loss)	(8,141,836)	8,688,401	546,565
Basic and diluted net income per share, Class A common stock	(0.24)	0.26	0.02
Basic and diluted net loss per share, Class B common stock	(0.24)	0.26	0.02

Statement of Cash Flows for the Year Ended December 31, 2021
Net income (loss)	$(8,141,836)	$8,688,401	$546,565
Change in fair value of warrant liabilities	(4,175,467)	8,688,401	4,512,934

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		Year Ended December 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$409,924	$136,641	$(317,479)	$(1,487,055)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	8,546,667	1,611,257	7,547,031

Basic and diluted net income (loss) per common share	$0.02	$0.02	$(0.20)	$(0.20)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature other than warrant liabilities (see Note 11). As of December 31, 2021 and 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

On September 15, 2021, the Company issued a promissory note to FinTech Masala, LLC, pursuant to which the Company could borrow up to an aggregate principal amount of $750,000, which was subsequently amended on October 27, 2021 to remove the conversion option. As of December 31, 2021 and 2020, the Company had $300,000 and no outstanding borrowings under this promissory note, respectively. The promissory note was further amended on January 6, 2022 to increase the Maximum Principal Amount from $750,000 to $2,000,000 (see Note 12). The promissory note is non-interest bearing, unsecured and due upon the completion of the Initial Business Combination.

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

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 8. STOCKHOLDERS’ DEFICIT

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

NOTE 9. WARRANT LIABILITIES

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

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021 and 2020, the change in the valuation allowance was $832,937 and $21,879, respectively.

FINTECH ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2021	2020

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(173.4)%	(15.0)%
Transaction costs attributable to Initial Public Offering	—%	(5.0)%
Change in valuation allowance	152.4%	(1.0)%
Income tax provision	(0.0)%	(0.0)%

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,008,357	$250,001,576

Liabilities:
Warrant liabilities – Public Warrants	1	$12,250,001	$16,833,335
Warrant liabilities – Private Placement Warrants	3	$541,866	$471,466

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

The key inputs into the model for the Private Placement Warrants at December 31, 2021 and the Private Placement Warrants and the Public Warrants at December 31, 2020 were as follows:

Input	December 31, 2021	December 31, 2020
Stock price	$9.92	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.3	5.4
Volatility	35.0%	35.0%
Risk-free rate	1.3%	0.4%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value of derivative warrant liabilities as of December 31, 2020	$17,304,801
Change in fair value of derivative warrant liabilities	3,422,667
Transfer to Level 1	(20,000,002)
Fair value of derivative warrant liabilities as of March 31, 2021	$727,466
Change in fair value of derivative warrant liabilities	170,666
Fair value of derivative warrant liabilities as of June 30, 2021	$898,132
Change in fair value of derivative warrant liabilities	(307,200)
Fair value of derivative warrant liabilities as of September 30, 2021	$590,932
Change in fair value of derivative warrant liabilities	(49,066)
Fair value of derivative warrant liabilities as of December 31, 2021	$541,866

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