Form 10-Q
period 2022-03-31
Fintech Acquisition Corp V
filed 2022-05-13
CIK 1829328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 13, 2022, there were 25,640,000 shares of Class A common stock, $0.0001 par value, and 8,546,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

FINTECH ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$339,814	$36,042
Prepaid expenses	217,761	239,706
Total Current Assets	557,575	275,748

Marketable securities held in Trust Account	250,030,644	250,008,357
TOTAL ASSETS	$250,588,219	$250,284,105

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,377,637	$2,452,673
Promissory note – related party	1,150,000	300,000
Total Current Liabilities	3,527,637	2,752,673

Warrant liabilities	8,366,800	12,791,867
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	22,534,437	26,184,540

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares as of March 31, 2022 and December 31, 2021 (at $10.00 per share redemption value)	250,000,000	250,000,000

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 640,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	64	64
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,546,667 shares issued and outstanding at March 31, 2022 and December 31, 2021	855	855
Accumulated deficit	(21,947,137)	(25,901,354)
Total Stockholders’ Deficit	(21,946,218)	(25,900,435)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$250,588,219	$250,284,105

The accompanying notes are an integral part of these condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

General and administrative expenses	$493,137	$1,547,408
Loss from operations	(493,137)	(1,547,408)

Other income (expense):
Change in fair value of warrant liabilities	4,425,067	(3,422,667)
Interest earned on marketable securities held in Trust Account	22,287	6,165
Other income (expense), net	4,447,354	(3,416,502)

Net income (loss)	$3,954,217	$(4,963,910)

Weighted average shares outstanding of Class A common stock	25,640,000	25,640,000
Basic and diluted net income (loss) per share, Class A common stock	$0.12	$(0.15)

Weighted average shares outstanding of Class B common stock	8,546,667	8,546,667
Basic and diluted net income (loss) per share, Class B common stock	$0.12	$(0.15)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	640,000	$64	8,546,667	$855	$—	$(25,901,354)	$(25,900,435)

Net income	—	—	—	—	—	3,954,217	3,954,217
Balance – March 31, 2022 (unaudited)	640,000	$64	8,546,667	$855	$—	$(21,947,137)	$(21,946,218)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	640,000	$64	8,546,667	$855	$—	$(26,447,919)	$(26,447,000)

Net loss	—	—	—	—	—	(4,963,910)	(4,963,910)
Balance – March 31, 2021 (unaudited)	640,000	$64	8,546,667	$855	$—	$(31,411,829)	$(31,410,910)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$3,954,217	$(4,963,910)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,287)	(6,165)
Change in fair value of warrant liabilities	(4,425,067)	3,422,667
Changes in operating assets and liabilities:
Prepaid expenses	21,945	28,574
Accrued expenses	(75,036)	1,201,963
Net cash used in operating activities	(546,228)	(316,871)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	850,000	—
Net cash provided by financing activities	850,000	—

Net Change in Cash	303,772	(316,871)
Cash – Beginning	36,042	1,054,211
Cash – Ending	$339,814	$737,340

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced operations. All activity through March 31, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq Capital Market (“NASDAQ”) rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires a majority of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

MARCH 31, 2022

(Unaudited)

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

MARCH 31, 2022

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

Going Concern and Liquidity

As of March 31, 2022, the Company had $339,814 in its operating bank accounts, $250,030,644 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $2,970,062. As of March 31, 2022, approximately $30,644 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 18, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants are valued using a Modified Black-Scholes Option Pricing model. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 25,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(15,583,335)
Class A common stock issuance costs	(15,038,973)
Plus:
Accretion of carrying value to redemption value	30,622,308

Class A common stock subject to possible redemption	$250,000,000

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the closing date of the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $15,461,590, of which $15,038,973 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $422,617 were charged to the statements of operations.

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

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate of 0% for the three months ended March 31, 2022 differs from the expected income tax rate primarily due to the start-up costs (discussed above), which are not currently deductible, and to permanent differences mainly attributable to the change in the fair value of the warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,546,667 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,965,663	$988,554	$(3,722,932)	$(1,240,9781,487,055)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	8,546,667	25,640,000	8,546,667

Basic and diluted net income (loss) per common share	$0.12	$0.12	$(0.15)	$(0.15)

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature other than warrant liabilities (see Note 9). As of March 31, 2022 and December 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

MARCH 31, 2022

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

Administrative Services Agreement

The Company agreed, commencing on December 4, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $60,000 for administrative services. As of March 31, 2022 and December 31, 2021, there were no amounts accrued for administrative service fees in the accompanying condensed balance sheets.

Promissory Note – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. On September 15, 2021, the Company issued a promissory note to FinTech Masala, LLC, pursuant to which the Company could borrow up to an aggregate principal amount of $750,000, which was subsequently amended on October 27, 2021 to remove the conversion option. The promissory note was further amended on January 6, 2022 to increase the Maximum Principal Amount from $750,000 to $2,000,000. The promissory note is non-interest bearing, unsecured and due upon the completion of the Initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company had $1,150,000 and $300,000 of outstanding borrowings under this promissory note, respectively.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Note 7 — Stockholders’ Equity

Preferred Stock — On December 4, 2020, the Company filed its amended and restated certificate of incorporation, pursuant to which it is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On December 4, 2020, the Company filed its amended and restated certificate of incorporation, pursuant to which it is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 30, 2021, there were 640,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

Class B Common Stock — On December 4, 2020, the Company filed its amended and restated certification of incorporation, pursuant to which it is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 8,546,667 shares of Class B common stock issued and outstanding.

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

Note 8 – Warrant Liabilities

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. At March 31, 2022 and December 31, 2021, there were 8,546,667 warrants outstanding (8,333,334 Public Warrants and 213,333 Private Placement Warrants).

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Note 9 — Fair Value Measurements

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $250,030,644 and $250,008,357, respectively, in money market funds which are invested primarily in U.S. Treasury securities.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,030,644	$250,008,357

Liabilities:
Warrant liabilities – Public Warrants	1	$7,916,667	$12,250,001
Warrant liabilities – Private Placement Warrants	3	$450,133	$541,866

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model. The Private Placement Warrants are considered to be a Level 3 fair value measurement due to the use of unobservable inputs. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was 90% as of March 31, 2022 and December 31, 2021, respectively, which was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, including March 31, 2022, the closing price of the Public Warrants was used as the fair value as of each relevant date.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The key inputs into the model for the Private Placement Warrants were as follows at March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Stock price	$9.87	$9.92
Strike price	$11.50	$11.50
Term (in years)	5.3	5.3
Volatility	27.5%	35.0%
Risk-free rate	2.4%	1.3%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2022:

Placement
Fair value of derivative warrant liabilities as of December 31, 2021	$541,866
Change in fair value of derivative warrant liabilities	(91,733)
Fair value of derivative warrant liabilities as of March 31, 2022	$450,133

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2021:

	Placement	Public	Warrant Liabilities
Fair value of derivative warrant liabilities as of December 31, 2020	$471,466	$16,833,335	$17,304,801
Change in fair value of derivative warrant liabilities	256,000	3,166,667	3,422,667
Fair value of derivative warrant liabilities as of March 31, 2021	$727,466	$20,000,002	$20,727,468

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2022 and 2021 other than the transfer of the Public Warrants from Level 3 to Level 1 following the detachment of the Public Warrants from the Units on January 25, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception to March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and the potential acquisition, as described above. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2022, we had net income of $3,954,217, which consists of the interest earned on marketable securities held in the Trust Account of $22,287 and change in the fair value of warrant liabilities of $4,425,067, partially offset by operating expenses of $493,137.

For the three months ended March 31, 2021, we had a net loss of $4,963,910, which consists of the operating expenses of $1,547,408 and a change in the fair value of warrant liabilities of $3,422,667, partially offset by interest earned on marketable securities held in the Trust Account of $6,165.

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

For the three months ended March 31, 2022, net cash used in operating activities was $546,228. Net income of $3,954,217 was affected by interest earned on marketable securities held in the Trust Account of $22,287 and a change in fair value of warrant liabilities of $4,425,067. Changes in operating assets and liabilities used $53,091 of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $316,871. Net loss of $4,963,910 was affected by interest earned on marketable securities held in the Trust Account of $6,165 and a change in fair value of warrant liabilities of $3,422,667. Changes in operating assets and liabilities provided $1,230,537 of cash from operating activities.

At March 31, 2022, we had investments held in the Trust Account of $250,030,644. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. For the three months ended March 31, 2022, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $339,814 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At March 31, 2022 and December 31, 2021, $1,150,000 and $300,000 of Working Capital Loans were outstanding, respectively. As of October 26, 2021, the Company amended the Working Capital Loans to remove the conversion feature.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three months ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

Other than the matters described above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 18, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 18, 2022.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs (defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

FINTECH ACQUISITION CORP. V

Date: May 13, 2022		/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)