Form 10-Q
period 2022-06-30
Fintech Acquisition Corp V
filed 2022-08-12
CIK 1829328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 25,640,000 shares of Class A common stock, $0.0001 par value, and 8,546,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FINTECH ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$304,998	$36,042
Prepaid expenses	136,468	239,706
Total Current Assets	441,466	275,748

Marketable securities held in Trust Account	250,164,438	250,008,357
TOTAL ASSETS	$250,605,904	$250,284,105

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,294,531	$2,452,673
Income taxes payable	34,488	—
Promissory note – related party	1,150,000	300,000
Total Current Liabilities	3,479,019	2,752,673

Warrant liabilities	771,333	12,791,867
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	14,890,352	26,184,540

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares as of June 30, 2022 and December 31, 2021 (at $10.00 per share redemption value)	250,109,950	250,000,000

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 640,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	64	64
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,546,667 shares issued and outstanding at June 30, 2022 and December 31, 2021	855	855
Accumulated deficit	(14,395,317)	(25,901,354)
Total Stockholders’ Deficit	(14,394,398)	(25,900,435)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$250,605,904	$250,284,105

The accompanying notes are an integral part of these condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$216,646	$878,089	$709,783	$2,425,497
Loss from operations	(216,646)	(878,089)	(709,783)	(2,425,497)

Other income (expense):
Change in fair value of warrant liabilities	7,595,467	(6,670,666)	12,020,534	(10,093,333)
Interest earned on marketable securities held in Trust Account	317,437	6,233	339,724	12,398
Total other income (expense), net	7,912,904	(6,664,433)	12,360,258	(10,080,935)

Income (loss) before provision for income taxes	7,696,258	(7,542,522)	11,650,475	(12,506,432)
Provision for income taxes	(34,488)	—	(34,488)	—
Net income (loss)	$7,661,770	$(7,542,522)	$11,615,987	$(12,506,432)

Weighted average shares outstanding, Class A common stock	25,640,000	25,640,000	25,640,000	25,640,000
Basic and diluted net income (loss) per share, Class A common stock	$0.22	$(0.22)	$0.34	$(0.37)

Weighted average shares outstanding, Class B common stock	8,546,667	8,546,667	8,546,667	8,546,667
Basic and diluted net income (loss) per share, Class B common stock	$0.22	$(0.22)	$0.34	$(0.37)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	640,000	$64	8,546,667	$855	$—	$(25,901,354)	$(25,900,435)

Net income	—	—	—	—	—	3,954,217	3,954,217

Balance – March 31, 2022	640,000	$64	8,546,667	$855	$—	$(21,947,137)	$(21,946,218)

Accretion of Class A common shares to redemption amount	—	—	—	—	—	(109,950)	(109,950)

Net income	—	—	—	—	—	7,661,770	7,661,770

Balance – June 30, 2022	640,000	$64	8,546,667	$855	$—	$(14,395,317)	$(14,394,398)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	640,000	$64	8,546,667	$855	$—	$(26,447,919)	$(26,447,000)

Net loss	—	—	—	—	—	(4,963,910)	(4,963,910)

Balance – March 31, 2021	640,000	$64	8,546,667	$855	$—	$(31,411,829)	$(31,410,910)

Net loss	—	—	—	—	—	(7,542,522)	(7,542,522)

Balance – June 30, 2021	640,000	$64	8,546,667	$855	$—	$(38,954,351)	$(38,953,432)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$11,615,987	$(12,506,432)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(339,724)	(12,398)
Change in fair value of warrant liabilities	(12,020,534)	10,093,333
Changes in operating assets and liabilities:
Prepaid expenses	103,238	110,667
Accrued expenses	(158,142)	1,571,171
Income taxes payable	34,488	—
Net cash used in operating activities	(764,687)	(743,659)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	183,643	—
Net cash provided by investing activities	183,643	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	850,000	—
Net cash provided by financing activities	850,000	—

Net Change in Cash	268,956	(743,659)
Cash – Beginning of period	36,042	1,054,211
Cash – End of period	$304,998	$310,552

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced operations. All activity through June 30, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

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

Following the closing of the Initial Public Offering on December 8, 2020, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination by December 8, 2022 (the “Combination Period”) or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

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

JUNE 30, 2022

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to an aggregate of 15% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

Going Concern and Liquidity

As of June 30, 2022, the Company had $304,998 in its operating bank accounts, $250,164,438 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $2,983,065. As of June 30, 2022, $164,438 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 8, 2022 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to December 8, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 8, 2022.

 Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 18, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Placement Warrants are valued using a Modified Black-Scholes Option Pricing model. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 25,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(15,583,335)
Class A common stock issuance costs	(15,038,973)
Plus:
Accretion of carrying value to redemption value	30,622,308
Class A common stock subject to possible redemption, December 31, 2021	$250,000,000

Plus:
Accretion of carrying value to redemption value	109,950
Class A common stock subject to possible redemption, June 30, 2022 (Unaudited)	$250,109,950

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the closing date of the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $15,461,590, of which $15,038,973 was charged to stockholders’ deficit upon the completion of the Initial Public Offering and $422,617 was charged to the condensed statements of operations.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.45% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.30% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,546,667 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$5,746,327	$1,915,443	$(5,656,891)	$(1,885,631)	$8,711,990	$2,903,997	$(9,379,824)	$(3,126,608)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	8,546,667	25,640,000	8,546,667	25,640,000	8,546,667	25,640,000	8,546,667
Basic and diluted net income (loss) per common share	$0.22	$0.22	$(0.22)	$(0.22)	$0.34	$0.34	$(0.37)	$(0.37)

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 9). As of June 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s condensed financial statements.

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

JUNE 30, 2022

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

Administrative Services Agreement

The Company agreed, commencing on December 4, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2022, the Company incurred and paid $60,000 and $120,000 for administrative services, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $60,000 and $120,000 for administrative services, respectively. As of June 30, 2022 and December 31, 2021, there were no amounts accrued for administrative service fees in the accompanying condensed balance sheets.

Promissory Note – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. On September 15, 2021, the Company issued a promissory note to FinTech Masala, LLC, pursuant to which the Company could borrow up to an aggregate principal amount of $750,000, which was subsequently amended on October 27, 2021 to remove the conversion option. The promissory note was further amended on January 6, 2022 to increase the Maximum Principal Amount from $750,000 to $2,000,000. The promissory note is non-interest bearing, unsecured and due upon the completion of the Initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company had $1,150,000 and $300,000 of outstanding borrowings under this promissory note, respectively.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Registration Rights

Pursuant to a registration rights agreement entered into on December 3, 2020, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or the warrants included in the units issued upon conversion of the Working Capital Loans) will be entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Termination of Merger Agreement

On March 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with eToro Group Ltd., a company organized under the laws of the British Virgin Islands (“eToro”), Buttonwood Merger Sub Corp., a Delaware corporation and a direct, wholly owned subsidiary of eToro (“Merger Sub”), and the Company, which provided for, among other things, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of eToro.

On July 1, 2022, the Company and eToro entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the parties agreed to mutually terminate the Merger Agreement, effective immediately (the “Termination”). Pursuant to the Merger Agreement, the proposed merger was conditioned on the satisfaction of certain closing conditions, including relating to eToro’s registration statement, within the timeframe outlined by the Merger Agreement, as amended to date. Despite the parties’ best efforts, such conditions were not satisfied within such time frame and the parties were unable to complete the transaction by the June 30, 2022 deadline.

As a result of the Termination, the Merger Agreement will be of no further force and effect, and certain transaction agreements entered into in connection with the Merger Agreement, including, but not limited to, the Lock-Up Agreements, the Sponsor Agreement, the Sponsor Commitment Letter and the Voting Agreements, will automatically either terminate in accordance with their terms or be of no further force and effect. Neither party will be required to pay the other any fees or expenses as a result of the Termination. The Company and eToro have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the transactions contemplated under the Merger Agreement.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 7 — Stockholders’ Deficit

Preferred Stock — On December 4, 2020, the Company filed its amended and restated certificate of incorporation, pursuant to which it is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On December 4, 2020, the Company filed its amended and restated certificate of incorporation, pursuant to which it is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 30, 2021, there were 640,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

Class B Common Stock — On December 4, 2020, the Company filed its amended and restated certification of incorporation, pursuant to which it is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 8,546,667 shares of Class B common stock issued and outstanding.

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

Note 8 — Warrant Liabilities

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. At June 30, 2022 and December 31, 2021, there were 8,546,667 warrants outstanding (8,333,334 Public Warrants and 213,333 Private Placement Warrants).

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the issuance under the Securities Act of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 9 — Fair Value Measurements

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $250,164,438 and $250,008,357, respectively, in money market funds which are invested primarily in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held to maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The fair value of the Company’s assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually, is reported under ASC Topic 820, “Fair Value Measurement.”

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,164,438	$250,008,357

Liabilities:
Warrant liabilities – Public Warrants	1	$750,000	$12,250,001
Warrant liabilities – Private Placement Warrants	3	$21,333	$541,866

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model. The Private Placement Warrants are considered to be a Level 3 fair value measurement due to the use of unobservable inputs. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was 50% and 90% as of June 30, 2022 and December 31, 2021, respectively, which was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, including June 30, 2022, the closing price of the Public Warrants was used as the fair value as of each relevant date.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The key inputs into the model for the Private Placement Warrants were as follows at June 30, 2022 and December 31, 2021:

Input	June 30, 2022	December 31, 2021
Stock price	$9.85	$9.92
Strike price	$11.50	$11.50
Term (in years)	5.3	5.3
Volatility	2.1%	35.0%
Risk-free rate	3.0%	1.3%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2022:

Private Placement Warrants
Fair value of derivative warrant liabilities as of December 31, 2021	$541,866
Change in fair value of derivative warrant liabilities	(91,733)
Fair value of derivative warrant liabilities as of March 31, 2022	450,133
Change in fair value of derivative warrant liabilities	(428,800)
Fair value of derivative warrant liabilities as of June 30, 2022	$21,333

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2021:

Warrant Liabilities
Fair value of derivative warrant liabilities as of December 31, 2020	$17,304,801
Change in fair value of derivative warrant liabilities	3,422,667
Transfer to Level 1	(20,000,002)
Fair value of derivative warrant liabilities as of March 31, 2021	$727,466
Change in fair value of derivative warrant liabilities	170,666
Fair value of derivative warrant liabilities as of June 30, 2021	$898,132

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2022 and 2021 other than the transfer of the Public Warrants from Level 3 to Level 1 following the detachment of the Public Warrants from the Units on January 25, 2021.

Note 10 — Subsequent Events

Termination of Merger Agreement

On July 1, 2022, the Company and eToro entered into a Termination Agreement pursuant to which the parties agreed to mutually terminate the Merger Agreement, effective immediately (see Note 6). Pursuant to the Merger Agreement, the proposed merger was conditioned on the satisfaction of certain closing conditions, including relating to eToro’s registration statement, within the timeframe outlined by the Merger Agreement, as amended to date. Despite the parties’ best efforts, such conditions were not satisfied within such time frame and the parties were unable to complete the transaction by the June 30, 2022 deadline.

As a result of the Termination, the Merger Agreement will be of no further force and effect, and certain transaction agreements entered into in connection with the Merger Agreement, including, but not limited to, the Lock-Up Agreements, the Sponsor Agreement, the Sponsor Commitment Letter and the Voting Agreements, will automatically either terminate in accordance with their terms or be of no further force and effect. Neither party will be required to pay the other any fees or expenses as a result of the Termination. The Company and eToro have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the transactions contemplated under the Merger Agreement.

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Recent Developments

On March 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with eToro Group Ltd., a company organized under the laws of the British Virgin Islands (“eToro”), Buttonwood Merger Sub Corp., a Delaware corporation and a direct, wholly owned subsidiary of eToro (“Merger Sub”), and the Company, which provided for, among other things, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of eToro.

On July 1, 2022, the Company and eToro entered into a Termination Agreement pursuant to which the parties agreed to mutually terminate the Merger Agreement, effective immediately. Pursuant to the Merger Agreement, the proposed merger was conditioned on the satisfaction of certain closing conditions, including relating to eToro’s registration statement, within the timeframe outlined by the Merger Agreement, as amended to date. Despite the parties’ best efforts, such conditions were not satisfied within such time frame and the parties were unable to complete the transaction by the June 30, 2022 deadline.

As a result of the Termination, the Merger Agreement will be of no further force and effect, and certain transaction agreements entered into in connection with the Merger Agreement, including, but not limited to, the Lock-Up Agreements, the Sponsor Agreement, the Sponsor Commitment Letter and the Voting Agreements, will automatically either terminate in accordance with their terms or be of no further force and effect. Neither party will be required to pay the other any fees or expenses as a result of the Termination. The Company and eToro have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the transactions contemplated under the Merger Agreement.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception to June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2022, we had net income of $7,661,770, which consists of the interest earned on marketable securities held in the Trust Account of $317,437 and change in the fair value of warrant liabilities of $7,595,467, partially offset by operating expenses of $216,646 and provision for income taxes of $34,488.

For the six months ended June 30, 2022, we had net income of $11,615,987, which consists of the interest earned on marketable securities held in the Trust Account of $339,724 and change in the fair value of warrant liabilities of $12,020,534, partially offset by operating expenses of $709,783 and provision for income taxes of $34,488.

For the three months ended June 30, 2021, we had a net loss of $7,542,522, which consists of the operating expenses of $878,089 and a change in the fair value of warrant liabilities of $6,670,666, partially offset by interest earned on marketable securities held in the Trust Account of $6,233.

For the six months ended June 30, 2021, we had a net loss of $12,506,432, which consists of the operating expenses of $2,425,497 and a change in the fair value of warrant liabilities of $10,093,333, partially offset by interest earned on marketable securities held in the Trust Account of $12,398.

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

For the six months ended June 30, 2022, net cash used in operating activities was $764,687. Net income of $11,615,987 was affected by interest earned on marketable securities held in the Trust Account of $339,724 and a change in fair value of warrant liabilities of $12,020,534. Changes in operating assets and liabilities used $20,416 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $743,659. Net loss of $12,506,432 was affected by interest earned on marketable securities held in the Trust Account of $12,398 and a change in fair value of warrant liabilities of $10,093,333. Changes in operating assets and liabilities provided $1,681,838 of cash from operating activities.

At June 30, 2022, we had investments held in the Trust Account of $250,164,438. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. For the six months ended June 30, 2022, we withdrew $183,644 of interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $304,998 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At June 30, 2022 and December 31, 2021, $1,150,000 and $300,000 of Working Capital Loans were outstanding, respectively. As of October 26, 2021, the Company amended the Working Capital Loans to remove the conversion feature.

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

Going Concern

If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern beyond December 8, 2022, the mandatory liquidation date, if a Business Combination is not consummated. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”, and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Private Placement Warrants and a Monte Carlo simulation methodology for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three months ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

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

FINTECH ACQUISITION CORP. V

Date: August 12, 2022		/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)