Form 10-Q
period 2022-09-30
Fintech Acquisition Corp V
filed 2022-11-10
CIK 1829328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 25,640,000 shares of Class A common stock, $0.0001 par value, and 8,546,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FINTECH ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$151,248	$36,042
Prepaid expenses	56,541	239,706
Total Current Assets	207,789	275,748

Marketable securities held in Trust Account	251,062,763	250,008,357
TOTAL ASSETS	$251,270,552	$250,284,105

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,079,246	$2,452,673
Income taxes payable	199,040	—
Advance from related parties	1,348	—
Promissory note – related party	1,150,000	300,000
Total Current Liabilities	3,429,634	2,752,673

Warrant liabilities	341,866	12,791,867
Deferred underwriting fee payable	10,640,000	10,640,000
Total Liabilities	14,411,500	26,184,540

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares as of September 30, 2022 and December 31, 2021 (at $10.03 and $10.00 per share redemption value, respectively)	250,833,723	250,000,000

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 640,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	64	64
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,546,667 shares issued and outstanding at September 30, 2022 and December 31, 2021	855	855
Accumulated deficit	(13,975,590)	(25,901,354)
Total Stockholders’ Deficit	(13,974,671)	(25,900,435)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$251,270,552	$250,284,105

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$254,826	$695,546	$964,609	$3,121,043
Loss from operations	(254,826)	(695,546)	(964,609)	(3,121,043)

Other income (expense):
Other income	73,048	—	73,048	—
Change in fair value of warrant liabilities	429,467	9,390,534	12,450,001	(702,799)
Interest earned on marketable securities held in Trust Account	1,102,363	6,302	1,442,087	18,700
Total other income (expense), net	1,604,878	9,396,836	13,965,136	(684,099)

Income (loss) before provision for income taxes	1,350,052	8,701,290	13,000,527	(3,805,142)
Provision for income taxes	(206,552)	—	(241,040)	—
Net income (loss)	$1,143,500	$8,701,290	$12,759,487	$(3,805,142)

Weighted average shares outstanding, Class A common stock	25,640,000	25,640,000	25,640,000	25,640,000
Basic and diluted net income (loss) per share, Class A common stock	$0.03	$0.25	$0.37	$(0.11)

Weighted average shares outstanding, Class B common stock	8,546,667	8,546,667	8,546,667	8,546,667
Basic and diluted net income (loss) per share, Class B common stock	$0.03	$0.25	$0.37	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	640,000	$64	8,546,667	$855	$—	$(25,901,354)	$(25,900,435)

Net income	—	—	—	—	—	3,954,217	3,954,217

Balance – March 31, 2022	640,000	64	8,546,667	855	—	(21,947,137)	(21,946,218)

Accretion of Class A common shares to redemption amount	—	—	—	—	—	(109,950)	(109,950)

Net income	—	—	—	—	—	7,661,770	7,661,770

Balance – June 30, 2022	640,000	64	8,546,667	855	—	(14,395,317)	(14,394,398)

Accretion of Class A common shares to redemption amount	—	—	—	—	—	(723,773)	(723,773)

Net income	—	—	—	—	—	1,143,500	1,143,500

Balance – September 30, 2022	640,000	$64	8,546,667	$855	$—	$(13,975,590)	$(13,974,671)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	640,000	$64	8,546,667	$855	$—	$(26,447,919)	$(26,447,000)

Net loss	—	—	—	—	—	(4,963,910)	(4,963,910)

Balance – March 31, 2021	640,000	64	8,546,667	855	—	(31,411,829)	(31,410,910)

Net loss	—	—	—	—	—	(7,542,522)	(7,542,522)

Balance – June 30, 2021	640,000	64	8,546,667	855	—	(38,954,351)	(38,953,432)

Net income	—	—	—	—	—	8,701,290	8,701,290

Balance – September 30, 2021	640,000	$64	8,546,667	$855	$—	$(30,253,061)	$(30,252,142)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$12,759,487	$(3,805,142)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,442,087)	(18,700)
Change in fair value of warrant liabilities	(12,450,001)	702,799
Changes in operating assets and liabilities:
Prepaid expenses	183,165	180,287
Accrued expenses	(373,427)	1,849,310
Income taxes payable	199,040	—
Advances from related party	1,348	—
Net cash used in operating activities	(1,122,475)	(1,091,446)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	387,681	—
Net cash provided by investing activities	387,681	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	850,000	300,000
Net cash provided by financing activities	850,000	300,000

Net Change in Cash	115,206	(791,446)
Cash – Beginning of period	36,042	1,054,211
Cash – End of period	$151,248	$262,765

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced operations. All activity through September 30, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Going Concern and Liquidity

As of September 30, 2022, the Company had $151,248 in its operating bank accounts, $251,062,763 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $2,992,805. As of September 30, 2022, $1,062,763 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on May 11, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Placement Warrants are valued using the Public Warrant price at September 30, 2022 and a Modified Black-Scholes Option Pricing model at December 31, 2021. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 25,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(15,583,335)
Class A common stock issuance costs	(15,038,973)
Plus:
Accretion of carrying value to redemption value	30,622,308
Class A common stock subject to possible redemption, December 31, 2021	$250,000,000

Plus:
Accretion of carrying value to redemption value	833,723
Class A common stock subject to possible redemption, September 30, 2022 (Unaudited)	$250,833,723

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the closing date of the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as other expense in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $15,461,590, of which $15,038,973 was charged to stockholders’ deficit upon the completion of the Initial Public Offering and $422,617 was charged to the unaudited condensed statements of operations.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 15.30% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 1.85% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income (losses) per share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,546,667 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$857,625	$285,875	$6,525,967	$2,175,323	$9,569,615	$3,189,872	$(2,853,856)	$(951,286)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	8,546,667	25,640,000	8,546,667	25,640,000	8,546,667	25,640,000	8,546,667
Basic and diluted net income (loss) per common share	$0.03	$0.03	$0.25	$0.25	$0.37	$0.37	$(0.11)	$(0.11)

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 9). As of September 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of money market funds which are primarily invested in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, FinTech Investor Holdings V, LLC purchased 640,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $6,400,000 in the aggregate in a private placement. Each Private Placement Unit consists of one share of Class A common stock and one-third of one warrant (the “Private Placement Warrant”). Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units (including its component securities) will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Units (including its component securities).

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Administrative Services Agreement

The Company agreed, commencing on December 4, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2022, the Company incurred and paid $60,000 and $180,000 for administrative services, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $180,000 for administrative services, respectively. As of September 30, 2022 and December 31, 2021, there were no amounts accrued for administrative service fees in the accompanying condensed balance sheets.

Advances from Related Parties

The Company considers all funds received from the Sponsor or any other related parties to be advances from related parties. The Company had $1,348 and $0 in advances from related parties as of September 30, 2022 and December 31, 2021, respectively.

Promissory Note – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. On September 15, 2021, the Company issued a promissory note to FinTech Masala, LLC, pursuant to which the Company could borrow up to an aggregate principal amount of $750,000, which was subsequently amended on October 27, 2021 to remove the conversion option. The promissory note was further amended on January 6, 2022 to increase the Maximum Principal Amount from $750,000 to $2,000,000. The promissory note is non-interest bearing, unsecured and due upon the completion of the initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company had $1,150,000 and $300,000 of outstanding borrowings under this promissory note, respectively.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or the close of an initial business combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 7 — Stockholders’ Deficit

Preferred Stock — On December 4, 2020, the Company filed its amended and restated certificate of incorporation, pursuant to which it is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On December 4, 2020, the Company filed its amended and restated certificate of incorporation, pursuant to which it is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 30, 2021, there were 640,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

Class B Common Stock — On December 4, 2020, the Company filed its amended and restated certification of incorporation, pursuant to which it is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 8,546,667 shares of Class B common stock issued and outstanding.

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

Note 8 — Warrant Liabilities

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. At September 30, 2022 and December 31, 2021, there were 8,546,667 warrants outstanding (8,333,334 Public Warrants and 213,333 Private Placement Warrants).

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 9 — Fair Value Measurements

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $251,062,763 and $250,008,357, respectively, in money market funds which are invested primarily in U.S. Treasury securities.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$251,062,763	1	$250,008,357

Liabilities:
Warrant liabilities – Public Warrants	1	$333,333	1	$12,250,001
Warrant liabilities – Private Placement Warrants	2	$8,533	3	$541,866

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model as of December 31, 2021. The Private Placement Warrants were considered to be a Level 3 fair value measurement due to the use of unobservable inputs as of December 31, 2021. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock as well as the probability of consummation of a Business Combination. The probability assigned to the consummation of the Business Combination was 90% as of December 31, 2021, which was determined based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. The Private Placement Warrants were valued using the public warrant price as of September 30, 2022 and were transferred to a Level 2 fair value measurement for the three and nine months ended September 30, 2022 due to the near-term mandatory liquidation date of December 8, 2022 and will have a terminal value of zero upon liquidation. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, including December 31, 2021 and September 30, 2022, the closing price of the Public Warrants was used as the fair value as of each relevant date.

FINTECH ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The key inputs into the model for the Private Placement Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Stock price	$9.92
Strike price	$11.50
Term (in years)	5.3
Volatility	35.0%
Risk-free rate	1.3%
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and nine months ended September 30, 2022:

Private Placement Warrants
Fair value of derivative warrant liabilities as of December 31, 2021	$541,866
Change in fair value of derivative warrant liabilities	(91,733)
Fair value of derivative warrant liabilities as of March 31, 2022	450,133
Change in fair value of derivative warrant liabilities	(428,800)
Fair value of derivative warrant liabilities as of June 30, 2022	$21,333
Change in fair value of derivative warrant liabilities	(12,800)
Transfer to Level 2	(8,533)
Fair value of derivative warrant liabilities as of September 30, 2022	$—

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and nine months ended September 30, 2021:

Warrant Liabilities
Fair value of derivative warrant liabilities as of December 31, 2020	$17,304,801
Change in fair value of derivative warrant liabilities	3,422,667
Transfer to Level 1	(20,000,002)
Fair value of derivative warrant liabilities as of March 31, 2021	$727,466
Change in fair value of derivative warrant liabilities	170,666
Fair value of derivative warrant liabilities as of June 30, 2021	$898,132
Change in fair value of derivative warrant liabilities	(307,200)
Fair value of derivative warrant liabilities as of September 30, 2021	$590,932

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The Private Placement Warrants were transferred from Level 3 to Level 2 for the three and nine months ended September 30, 2022. The Public Warrants were transferred from Level 3 to Level 1 following the detachment of the Public Warrants from the Units on January 25, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception to September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had net income of $1,143,500, which consists of the interest earned on marketable securities held in the Trust Account of $1,102,363, other income of $73,048 and change in the fair value of warrant liabilities of $429,467, partially offset by operating expenses of $254,826 and provision for income taxes of $206,552.

For the nine months ended September 30, 2022, we had net income of $12,759,487, which consists of the interest earned on marketable securities held in the Trust Account of $1,442,087, other income of $73,048 and change in the fair value of warrant liabilities of $12,450,001, partially offset by operating expenses of $964,609 and provision for income taxes of $241,040.

For the three months ended September 30, 2021, we had net income of $8,701,290, which consists of the interest earned on marketable securities held in the Trust Account of $6,302 and change in the fair value of warrant liabilities of $9,390,534, partially offset by operating expenses of $695,546.

For the nine months ended September 30, 2021, we had a net loss of $3,805,142, which consists of the interest earned on marketable securities held in the Trust Account of $18,700, offset by operating expenses of $3,121,043 and a change in the fair value of warrant liabilities of $702,799.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $1,122,475. Net income of $12,759,487 was affected by interest earned on marketable securities held in the Trust Account of $1,442,087 and a change in fair value of warrant liabilities of $12,450,001. Changes in operating assets and liabilities provided $10,126 of cash from operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $1,091,446. Net loss of $3,805,142 was affected by interest earned on marketable securities held in the Trust Account of $18,700 and a change in fair value of warrant liabilities of $702,799. Changes in operating assets and liabilities provided $2,029,597 of cash from operating activities.

At September 30, 2022, we had investments held in the Trust Account of $251,062,763. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. For the nine months ended September 30, 2022, we withdrew $387,682 of interest income from the Trust Account to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $151,248 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At September 30, 2022 and December 31, 2021, $1,150,000 and $300,000 of Working Capital Loans were outstanding, respectively. As of October 26, 2021, the Company amended the Working Capital Loans to remove the conversion feature.

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

Going Concern

If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern beyond December 8, 2022, the mandatory liquidation date, if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”, and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The Warrants for periods where no observable trading price was available are valued using a Modified Black-Scholes Option Pricing model for the Private Placement Warrants and a Monte Carlo simulation methodology for the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The quoted market price was used to fair value the Private Warrants as of September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three months ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on May 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on May 11, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

On December 8, 2020, we consummated our Initial Public Offering of 25,000,000 Units. The units sold in our initial public offering were sold at a price of $10.00 per unit, generating gross proceeds of $250,000,000. Each unit consists of one share of our Class A common stock and one third of one warrant, where each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Cantor Fitzgerald (as representative of the underwriters) and Northland Capital Markets served as the underwriters for the initial public offering. The units sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249646), which was declared effective by the SEC on December 3, 2020.

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

FINTECH ACQUISITION CORP. V

Date: November 10, 2022		/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)